Form 10-Q
period 1995-04-02
KENWIN SHOPS INC
filed 1995-05-17
CIK 55393

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended        April 2, 1995

Commission file Number     1-6680

                   Kenwin Shops, Inc.
(Exact name of registrant as specified in its charter.)

      New York                        13-5607936
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

4747 Granite Drive, Tucker, Georgia          30084
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(404) 938-0451

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     As of April 2, 1995, there were 407,090 shares outstanding of the registrant's common stock.

                   PART I. - FINANCIAL INFORMATION

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                           (Unaudited)

                                           For the Quarters Ended
                                        ------------------------------
                                        April 2, 1995   April 3, 1994
                                        --------------  --------------

REVENUES
 Retail sales (Note 6)                   $  3,641,326    $  5,141,711
 Other income, principally                    196,030         275,114
  finance charges                       --------------  --------------
    TOTAL REVENUES                          3,837,356       5,416,825
                                        --------------  --------------

COSTS AND EXPENSES
 Cost of goods sold, including
  occupancy and distribution expenses       2,329,309       3,524,659
 Selling, general and administrative
  expenses                                  1,755,553       1,956,942
 Depreciation and amortization                 85,973         105,396
 Interest expense, net                         38,694          15,219
                                        --------------  --------------
    TOTAL COSTS AND EXPENSES                 4,209,529       5,602,216
                                        --------------  --------------

    LOSS BEFORE REORGANIZATION
    ITEMS AND CREDIT
    FOR INCOME TAXES                         (372,173)       (185,391)
                                        --------------  --------------

REORGANIZATION ITEMS (Note 7)
 Professional fees                            136,783           -
 Other costs and fees                          39,641           -
                                        --------------  --------------
   TOTAL REORGANIZATION ITEMS                 176,424           -
                                        --------------  --------------
    LOSS BEFORE CREDIT FOR
    INCOME TAXES                             (548,597)       (185,391)

INCOME TAX CREDIT                               -              90,000
                                        --------------  --------------
    NET LOSS                             $   (548,597)   $    (95,391)
                                        ==============  ==============

    NET LOSS PER SHARE                   $      (1.35)   $      (0.23)
                                        ==============  ==============

See accompanying notes to consolidated condensed financial statements.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

                CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Unaudited)

                                        April 2, 1995   January 1, 1995
                                        --------------  ---------------

                               ASSETS
CURRENT ASSETS
  Cash                                   $    569,537    $    507,164
  Accounts receivable, less allowance
   for doubtful accounts of $609,000
   and $732,000 respectively (Note 4)       2,663,417       3,213,565
  Miscellaneous other accounts
   receivable                                  13,078          13,175
  Merchandise inventories                   2,960,298       2,239,352
  Prepaid expenses and refundable taxes       249,940         196,084
  Deferred income taxes (Note 5)              965,060         965,060
                                        --------------  --------------
    TOTAL CURRENT ASSETS                    7,421,330       7,134,400

PROPERTY AND EQUIPMENT,  at cost            4,381,760       4,357,212
  Less accumulated depreciation and
   amortization                             2,892,693       2,806,719
                                        --------------  --------------
  PROPERTY AND EQUIPMENT,net                1,489,067       1,550,493

OTHER ASSETS                                   57,821          62,673
                                        --------------  --------------
    TOTAL ASSETS                         $  8,968,218    $  8,747,566
                                        ==============  ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
  Line of credit (Note 4)                $  1,455,831    $  1,254,422
  Accounts payable, trade                     881,066         185,233
  Accrued expenses and other
   liabilities                                418,892         505,091
  Taxes withheld and accrued                  114,739         156,534
  Customers' deposits on layaways              97,818          97,818
                                        --------------  --------------
    TOTAL CURRENT LIABILITIES               2,968,346       2,199,098
LIABILITIES SUBJECT TO COMPROMISE (a)       3,628,045       3,628,045
                                        --------------  --------------
    TOTAL LIABILITIES                       6,596,391       5,827,143
                                        --------------  --------------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value;
   authorized, 1,000,000 shares;
   issued 464,212 shares                      464,212         464,212
  Additional paid-in capital                  676,449         676,449
  Retained earnings                         2,134,283       2,682,879
                                        --------------  --------------
                                            3,274,944       3,823,540
  Less treasury stock, at cost,
   57,122 shares                              903,117         903,117
                                        --------------  --------------
    TOTAL STOCKHOLDERS' EQUITY              2,371,827       2,920,423
                                        --------------  --------------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $  8,968,218    $  8,747,566
                                        ==============  ==============

(a)LIABILITIES SUBJECT TO COMPROMISE
   CONSIST OF THE FOLLOWING:
   Accounts payable, trade               $  3,598,251    $  3,598,251
   Accrued expenses                            29,794          29,794
                                        --------------  --------------
     TOTAL                               $  3,628,045    $ 3,628,045
                                        ==============  ==============

See accompanying notes to consolidated condensed financial statements.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                  For the Quarters Ended
                                              ------------------------------
                                              April 2, 1995   April 3, 1994
                                              --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $   (548,597)   $    (95,391)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities
   Depreciation and amortization                    116,897         105,396
   Provision for doubtful accounts                   30,443         (58,000)
   Deferred income taxes, net                          -            (90,000)
   Changes in assets (increase) decrease
     Customers' accounts receivable, net            519,705         601,800
     Miscellaneous other accounts
      receivable                                         97            -
     Merchandise inventories                       (720,946)       (620,973)
     Prepaid expenses and refundable taxes          (84,780)           (170)
     Other assets                                     4,852           5,753
   Changes in liabilities increase (decrease)
     Pre-petition accounts payable, trade              -            822,263
     Pre-petition accrued expenses and
            other liabilities                          -           (116,076)
     Post-petition accounts payable, trade          695,833            -
     Post-petition accrued expenses and
       liabilities                                  (86,199)           -
     Taxes withheld and accrued                     (41,795)           -
                                              --------------  --------------
       NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                 (114,490)        554,602
                                              --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment             (24,548)        (51,321)
                                              --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                     682,380            -
  Repayments of bank borrowings                    (480,969)        (50,000)
                                              --------------  --------------
       NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                       201,411         (50,000)
                                              --------------  --------------

NET INCREASE IN CASH                                 62,373         453,281

CASH, BEGINNING OF PERIOD                           507,164         886,796
                                              --------------  --------------

CASH, END OF PERIOD                            $    569,537    $  1,340,077
                                              ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period              $     23,818    $     14,681
                                              ==============  ==============
  Income taxes paid during the period          $       -       $       -
                                              ==============  ==============

See accompanying notes to consolidated condensed financial statements.

               KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


Note 1 In the opinion of Kenwin Shops, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 2, 1995 and the results of operations for the quarters ended April 2, 1995 and April 3, 1994. The results of operations for the quarters ended
         April 2, 1995 and April 3, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 On September 19, 1994, Kenwin Shops, Inc. (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern
         District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession.
         These claims are reflected in the April 2, 1995 balance sheet as "liabilities subject to compromise." Additional claims
         (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court
         (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's warehouse facility and accounts receivable.
         On January 31, 1995, Kenwin's managment, bankruptcy counsel, a representative of the Company's independent auditing firm, and representatives of the creditors' committee and their counsel met to discuss the terms of a preliminary settlement of the pre-petition unsecured claims. During this meeting, Kenwin's management obtained verbal approval of the creditors' committee for a settlement proposal that would pay unsecured creditors 30 cents on the dollar. Creditors would receive 17 1/2% of their claims upon confirmation, 5% on both the first and second anniversary of confirmation and 2.5% on the third anniversary.
         The agreement has yet to be formalized and must receive ratification by the bankruptcy trustee. Management anticipates that, pending approval of the settlement, the Company will emerge from Chapter 11 proceedings during the third quarter of 1995.

Note 3 There were 102 stores in operation on April 2, 1995 as compared to 146 stores in operation on April 3, 1994.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


Note 4 On November 7, 1994, the Company obtained approval from the Bankruptcy Court for its proposal to obtain a $2,750,000 line of credit with Sterling National Bank & Trust Company of New York ("Sterling"). The
         note is secured by the general assets of the Company, including, but not limited to: cash, accounts receivable, property and equipment, and intangibles. The loan was executed on November 14, 1994 at which point the $750,000 balance on an existing line of credit was paid in full and the Company's banking relationship with that lender was terminated. The credit facility is to terminate upon the entry of an order confirming a Plan of Reorganization in the Chapter 11 case, however, management has received tentative approval from Sterling to continue its banking relationship past the date of approval of a Plan of Reorganization. The line of credit bears interest at the prime rate plus 2.5%, which is payable monthly. The prime rate was 9% as of April 2, 1995. At January 1, 1995, the Company's earnings before interest, taxes, and depreciation and amortization (EBITDA), cumulative EBITDA, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement. Management requested and received a waiver from Sterling of these covenants through and including December, 1994. Additionally, Sterling amended the minimum net worth requirement to $2,550,000. As of April 2, 1995, the Company's EBITDA, cumulative EBITDA, and minimum net worth were less than the amounts required. Management has requested a waiver of these requirements for the period ended
         April 2, 1995.

Note 5 The following is a summary of the net deferred tax asset and liability accounts recognized in the accompanying consolidated condensed balance sheet as of April 2,1995:

              Deferred tax assets                     $ 1,733,614
              Valuation allowance                        (768,554)
                                                     -------------
                Net deferred taxes                    $   965,060
                                                     =============

Note 6   Leased department sales included in net sales:

                            Quarter Ended
                -------------------------------------
                 April 2, 1995          April 3, 1994
                --------------         --------------
                 $    175,500           $    314,000
                ==============         ==============

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


Note 7 The accompanying consolidated condensed financial statements include a reorganization charge of $176,423 for the quarter ended
         April 2, 1995. The reorganization charge related primarily to ongoing legal and professional fees in connection with the Chapter 11 filing, and amortization of due diligence and other fees for the post-petition line of credit.

         Reorganization items representing outflows of cash for the quarter ending April 2, 1995 are as follows:

              Professional fees paid                  $    153,429
              Other costs and fees paid                     11,170
                                                     --------------
                Total                                 $    164,599
                                                     ==============

Note 8 Shares issuable upon the exercise of stock options have not been included in the earnings per share computations for the quarters ended April 2, 1995 and April 3, 1994, because the effect of such would be immaterial.

         The weighted average number of common shares entering into the calculation of earnings per share was 407,090 for the quarters ended April 2, 1995 and April 3, 1994.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

         RETAIL STORES in operation were 102 on April 2, 1995 and 146 on April 3, 1994. Subsequent to the September 19, 1994 Chapter 11 filing, 34 stores were closed during the remainder of the month. An additional 10 stores were closed in October 1994. The 102 remaining locations are considered the Company's most profitable. Management plans to open
10 new stores in the following twelve months, and will continue to monitor its existing stores closely.

         NET SALES decreased $1,500,384 for the quarter ended April 2, 1995 as
compared to the corresponding 1994 period.   Comparative store sales decreased
$302,192 for the quarter ended April 2, 1995. Easter fell on April 3, 1994 and on April 16, 1995. Easter is traditionally one of Kenwin's busiest seasons in terms of sales, and management attributes part of the decrease in same store sales to this two week shift.

         COST OF GOODS SOLD, INCLUDING CERTAIN OCCUPANCY AND DISTRIBUTION EXPENSES as a percentage of sales decreased from 68.5% for the three month 1994 period to 64.0% primarily due to increased markdowns taken during the fourth quarter 1994 in an effort to sell slow moving merchandise and restock the retail locations in time for the Christmas season.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $201,389 for the quarter ended April 2, 1995, respectively, as compared to the comparable 1994 period. The decrease in the quarter ending April 2, 1995 consist primarily of reductions in store payroll and related expenses, along with a decrease in other store operating expenses . These reductions are primarily the result of the closing of 44 stores.

         INTEREST EXPENSE is primarily the result of short-term bank borrowings.

         PROVISIONS FOR INCOME TAXES as a percentage of income before taxes decreased as compared to 1994 due to an increase in the valuation allowance for deferred taxes for the current year.

        As a result of the factors mentioned above, the Company's consolidated net loss for the quarter ended April 2, 1995 amounted to $548,597
($1.35 per share), as compared to a loss of $95,391 ($.23 per share) for the corresponding 1994 period.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities as well as an available line of credit with a bank for short-term borrowings are the Company's primary sources of liquidity and capital. The increase in cash for the quarter ended April 2, 1995, is attributable to decreases in receivables from customers offset by the Company's increased net investment in inventory (inventory increase less accounts payable increase).

        As indicated in Note (4), Management expects that funds from the $2,750,000 line of credit for short-term borrowings and anticipated funds from operations are current financial resources available to the Company which are expected to be adequate to finance the foreseeable capital and operating requirements. Additionally, the Company has reached an agreement to sell its warehouse and distribution facility for $800,000. The sale is expected to close in July, 1995. As part of the agreement, the Company will enter into a 5 year lease of the facility for an annual rent of $67,000.

        The following items measure the Company's ability to meet its short-term obligations:

                                              April 2, 1995   January 1, 1995
                                              --------------  --------------
        Working capital                        $  4,452,984    $  4,935,302

        Working capital ratio                         2.5             3.2

                     PART II - OTHER INFORMATION

        Item 3, Defaults by the Company on its senior securities.

        Part (a). At January 1, 1995, the Company's earnings before interest, taxes, and depreciation and amortization (EBITDA), cumulative EBITDA, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement. Management requested and received a waiver from Sterling of these covenants through and including December,1994. Additionally, Sterling amended the minimum net worth requirement to $2,550,000. As of April 2, 1995, the Company's EBITDA, cumulative EBITDA, and minimum net worth were less than the amounts required. Management has requested a waiver of these requirements for the period ended April 2, 1995.


        Item 6(b), Reports on Form 8-K

        No Form 8-K, Current Report, forms were filed during the quarter ended April 2, 1995.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   KENWIN SHOPS, INC.
                                   (Registrant)


May 3, 1995                        Robert Schwartz
Date                               Robert Schwartz
                                   President


May 3, 1995                        Kenneth Silberstein
Date                               Kenneth Silberstein
                                   Principal Accounting Officer
                                   Treasurer