Form 10-Q
period 1995-07-02
KENWIN SHOPS INC
filed 1995-08-16
CIK 55393

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended        July 2, 1995

Commission file Number     1-6680

                   Kenwin Shops, Inc.
(Exact name of registrant as specified in its charter.)

      New York                        13-5607936
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

4747 Granite Drive, Tucker, Georgia          30084
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(770) 938-0451

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

     As of July 2, 1995, there were 407,090 shares outstanding of the registrant's common stock.

                   PART I. - FINANCIAL INFORMATION

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                           (Unaudited)

                                           For the Six Months Ended        For the Quaters Ended
                                        ------------------------------  ------------------------------
                                         July 2, 1995    July 3, 1994    July 2, 1995    July 3, 1994
                                        --------------  --------------  --------------  --------------

REVENUES
 Retail sales (Note 6)                   $  8,156,154    $  9,915,805    $  4,514,828    $  4,774,094
 Other income, principally                    430,928         544,043         234,898         268,929
  finance charges                       --------------  --------------  --------------  --------------
    TOTAL REVENUES                          8,587,082      10,459,848       4,749,726       5,043,023
                                        --------------  --------------  --------------  --------------

COSTS AND EXPENSES
 Cost of goods sold, including
  occupancy and distribution expenses       5,616,687       6,828,466       3,287,378       3,306,689
 Selling, general and administrative
  expenses                                  3,203,391       3,999,601       1,447,838       2,041,797
 Depreciation and amortization                171,609         212,812          85,636         105,396
 Interest expense, net                         82,342          24,577          43,648           9,358
                                        --------------  --------------  --------------  --------------
    TOTAL COSTS AND EXPENSES                9,074,029      11,065,456       4,864,500       5,463,240
                                        --------------  --------------  --------------  --------------

    LOSS BEFORE REORGANIZATION
    ITEMS AND INCOME TAX
    (EXPENSE) BENEFIT                        (486,947)       (605,608)       (114,774)       (420,217)
                                        --------------  --------------  --------------  --------------

REORGANIZATION ITEMS (Note 7)
 Professional fees                            304,400           -             167,617           -
 Other costs and fees                          73,847           -              34,206           -
                                        --------------  --------------  --------------  --------------
   TOTAL REORGANIZATION ITEMS                 378,247           -             201,823           -
                                        --------------  --------------  --------------  --------------
    LOSS BEFORE INCOME TAX
    (EXPENSE) BENEFIT                        (865,194)       (605,608)       (316,597)       (420,217)

INCOME TAX (EXPENSE) BENEFIT                  (87,817)        155,000         (87,817)         65,000
                                        --------------  --------------  --------------  --------------
    NET LOSS                             $   (953,011)   $   (450,608)   $   (404,414)   $   (355,217)
                                        ==============  ==============  ==============  ==============

    NET LOSS PER SHARE (Note 8)          $      (2.34)   $      (1.11)   $      (0.99)   $      (0.87)
                                        ==============  ==============  ==============  ==============

See accompanying notes to consolidated condensed financial statements.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

                CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Unaudited)

                                         July 2, 1995   January 1, 1995
                                        --------------  ---------------

                               ASSETS
CURRENT ASSETS
  Cash                                   $    635,826    $    507,164
  Accounts receivable, less allowance
   for doubtful accounts of $601,000
   and $732,000 respectively (Note 4)       2,630,390       3,213,565
  Miscellaneous other accounts
   receivable                                  12,878          13,175
  Merchandise inventories                   2,371,724       2,239,352
  Prepaid expenses and refundable taxes       193,458         196,084
  Deferred income taxes (Note 5)              877,243         965,060
                                        --------------  --------------
    TOTAL CURRENT ASSETS                    6,721,519       7,134,400

PROPERTY AND EQUIPMENT,  at cost            4,384,010       4,357,212
  Less accumulated depreciation and
   amortization                             2,974,603       2,806,719
                                        --------------  --------------
  PROPERTY AND EQUIPMENT,net                1,409,407       1,550,493

OTHER ASSETS                                   57,749          62,673
                                        --------------  --------------
    TOTAL ASSETS                         $  8,188,675    $  8,747,566
                                        ==============  ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
  Line of credit (Note 4)                $  1,430,568    $  1,254,422
  Accounts payable, trade                     372,698         185,233
  Accrued expenses and other
   liabilities                                596,393         505,091
  Taxes withheld and accrued                   95,740         156,534
  Customers' deposits on layaways              97,818          97,818
                                        --------------  --------------
    TOTAL CURRENT LIABILITIES               2,593,217       2,199,098
LIABILITIES SUBJECT TO COMPROMISE (a)       3,628,045       3,628,045
                                        --------------  --------------
    TOTAL LIABILITIES                       6,221,262       5,827,143
                                        --------------  --------------

STOCKHOLDERS' EQUITY
  Common stock, $1 par value;
   authorized, 1,000,000 shares;
   issued 464,212 shares                      464,212         464,212
  Additional paid-in capital                  676,449         676,449
  Retained earnings                         1,729,869       2,682,879
                                        --------------  --------------
                                            2,870,530       3,823,540
  Less treasury stock, at cost,
   57,122 shares                              903,117         903,117
                                        --------------  --------------
    TOTAL STOCKHOLDERS' EQUITY              1,967,413       2,920,423
                                        --------------  --------------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $  8,188,675    $  8,747,566
                                        ==============  ==============

(a)LIABILITIES SUBJECT TO COMPROMISE
   CONSIST OF THE FOLLOWING:
   Accounts payable, trade               $  3,598,251    $  3,598,251
   Accrued expenses                            29,794          29,794
                                        --------------  --------------
     TOTAL                               $  3,628,045    $ 3,628,045
                                        ==============  ==============

See accompanying notes to consolidated condensed financial statements.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                  For the Quarters Ended
                                              ------------------------------
                                               July 2, 1995    July 3, 1994
                                              --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                      $   (953,011)   $   (450,608)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities
   Depreciation and amortization                    202,018         219,076
   Loss on disposal of property and equipment           574            -
   Provision for doubtful accounts                   92,151         136,600
   Deferred income taxes, net                        87,817        (155,000)
   Changes in assets (increase) decrease
     Customers' accounts receivable, net            491,024         591,151
     Miscellaneous other accounts
      receivable                                        297            -
     Merchandise inventories                       (132,372)        (81,218)
     Prepaid expenses and refundable taxes          (27,783)         15,999
     Other assets                                     4,924             352
   Changes in liabilities increase (decrease)
     Pre-petition accounts payable, trade              -            117,344
     Pre-petition accrued expenses and
            other liabilities                          -           (178,874)
     Post-petition accounts payable, trade          187,465            -
     Post-petition accrued expenses and
       liabilities                                   91,302            -
     Taxes withheld and accrued                     (60,794)           -
                                              --------------  --------------
       NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                  (16,388)        214,822
                                              --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment             (37,314)       (107,929)
  Proceeds from sale of equiment                      6,218
                                              --------------  --------------
       NET CASH USED BY INVESTING ACTIVITIES        (31,096)       (107,929)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                     967,379         800,000
  Repayments of bank borrowings                    (791,233)       (900,000)
                                              --------------  --------------
       NET CASH PROVIDED (USED) BY
         FINANCING ACTIVITIES                       176,146        (100,000)
                                              --------------  --------------

NET INCREASE IN CASH                                128,662           6,893

CASH, BEGINNING OF PERIOD                           507,164         886,796
                                              --------------  --------------

CASH, END OF PERIOD                            $    635,826    $    893,689
                                              ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period              $     83,087    $     24,936
                                              ==============  ==============
  Income taxes paid during the period          $       -       $       -
                                              ==============  ==============

See accompanying notes to consolidated condensed financial statements.

               KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


Note 1 In the opinion of Kenwin Shops, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 2, 1995 and the results of operations for the six months and quarters ended July 2, 1995 and July 3, 1994 and cash flows for the six months ended
         July 2, 1995 and July 3, 1994. The results of operations for the six months ended July 2, 1995 and July 3, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 On September 19, 1994, Kenwin Shops, Inc. (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern
         District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession.
         These claims are reflected in the January 1, 1995 and the July 2, 1995, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts,including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims exisitng on September 19, 1994 have since been paid in full. On July 13, 1995, Kenwin submitted a disclosure statement to the U.S. Bankurptcy Court and the creditors' committee which provides for settlement of the unsecured creditors' claims for 25 cents on the dollar. Payment is to be made upon confirmation of the plan of reorganization. In addition, Kenwin proposes to issue the unsecured creditors 150,000 shares of its authorized but previously unissued common stock on a pro-rata basis. Management anticipates that, pending approval of the settlement, the Company will emerge from Chapter 11 proceedings during the third quarter of 1995.

Note 3 There were 102 stores in operation on July 2, 1995 as compared to 146 stores in operation on July 3, 1994.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


Note 4   On November 7, 1994, the Company obtained approval from the Bankruptcy
         Court for its proposal to obtain a $2,750,000 line of credit with Sterling National Bank & Trust Company of New York ("Sterling"). The
         note is secured by the general assets of the Company, including, but not limited to: cash, accounts receivable, property and equipment, and intangibles. The loan was executed on November 14, 1994 at which point the $750,000 balance on an existing line of credit was paid in full and the Company's banking relationship with that lender was terminated. The credit facility is to terminate upon the entry of an order confirming a Plan of Reorganization in the Chapter 11 case, however, management has received tentative approval from Sterling to continue its banking relationship past the date of approval of a Plan of Reorganization. The line of credit bears interest at the prime rate plus 2.5%, which is payable monthly. The prime rate was 9% as of July 2, 1995. At January 1, 1995, the Company's earnings before interest, taxes, and depreciation and amortization (EBITDA), cumulative
         EBITDA, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement. Management requested and received a waiver from Sterling of these covenants through and including December, 1994. Additionally, Sterling amended the minimum net worth requirement to $2,550,000. As of July 2, 1995, the Company's EBITDA, cumulative EBITDA, and minimum net worth were less than the amounts required and, therefore, the Company was in default. Management has requested a waiver of these requirements for the period ended July 2, 1995.

Note 5 The following is a summary of the net deferred tax asset and liability accounts recognized in the accompanying consolidated condensed balance sheets as of July 2,1995 and January 1, 1995:

                                         ------------------------------
                                          July 2, 1995   January 1, 1995
                                         --------------  --------------
              Deferred tax asset          $  2,067,894    $  1,733,614
              Valuation allowance           (1,190,651)       (768,554)
                                         --------------  --------------
                Net deferred tax asset    $    877,243    $    965,060
                                         ==============  ==============

Note 6   Leased department sales included in net sales:

                Six months Ended                Quarters Ended
         ------------------------------  ------------------------------
          July 2, 1995    July 3, 1994    July 2, 1995    July 3, 1994
         --------------  --------------  --------------  --------------
          $    446,400    $    566,000    $    271,000    $    252,000
         ==============  ==============  ==============  ==============

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


Note 7 The accompanying consolidated condensed financial statements include a reorganization charge of $378,247 for the six months ended July 2, 1995 and $201,824 for the quarter ended July 2, 1995. The reorganization charge related primarily to ongoing legal and professional fees in connection with the Chapter 11 filing and amortization of due diligence and other fees for the post-petition line of credit.

         Reorganization items representing outflows of cash for the six months and quarters ended July 2, 1995 and July 3, 1994 are as follows:

                               Six months Ended                Quarters Ended
                         --------------------------  ----------------------------
                         July 2, 1995  July 3, 1994  July 2, 1995  July 3, 1994
                         ------------  ------------  ------------  ------------
         Professional
          fees paid      $    153,429  $       -     $       -     $       -
         Other costs
          and fees paid        17,670          -            6,500          -
                         ------------  ------------  ------------  ------------
         Total           $    171,009  $       -     $      6,500  $       -
                         ============  ============  ============  ============

Note 8 Shares issuable upon the exercise of stock options have not been included in the earnings per share computations for the six months and quarters ended July 2, 1995 and July 3, 1994, because the effect of such would be immaterial.

         The weighted average number of common shares entering into the calculation of earnings per share was 407,090 for the six months and quarters ended July 2, 1995 and July 3, 1994.

Note 9 Certain items in 1994 have been reclassified in the accompanying financial statements in order to conform with the 1995 presentation.

Note 10 On August 7, 1995, the Company sold its office and warehouse facility located in Tucker, Georgia to RJV Corporation for $800,000. Simultaneously, the Company entered into a lease agreeement with RJV Corporation to lease a portion of the building for three years at an annual rental of $67,340 with a renewal option for an additional three years at an annual rental of $74,074.

         In July, 1995 the Company entered into an agreement whereby the Bank of Louisiana agreed to purchase the Company's outstanding customer accounts receivable. The funds due the Company will be determined based on the outstanding customer accounts receivable balance at or around September 15, 1995.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

         RETAIL STORES in operation were 102 on July 2, 1995 and 146 on July 3, 1994. Subsequent to the September 19, 1994 Chapter 11 filing, 34 stores were closed during the remainder of the month. An additional 10 stores were closed in October 1994. The 102 remaining locations are considered the Company's most profitable. Management plans to open
2 new stores by the end of the fiscal year, and will continue to monitor its existing stores closely.

         NET SALES decreased $1,759,651 for the six months ended July 2, 1995 and decreased $259,266 for the quarter ended July 2, 1995 as compared to the
corresponding 1994 period.   This was primarily the result of the closing of
44 stores. Comparative store sales increased $554,657 and $856,849 for the six months and quarter ended July 2, 1995, respectively. Easter fell on April 3, 1994 and on April 16, 1995. Easter is traditionally one of Kenwin's busiest seasons in terms of sales and management attributes part of the second quarter increase in same store sales to this two week shift.

         COST OF GOODS SOLD, INCLUDING CERTAIN OCCUPANCY AND DISTRIBUTION EXPENSES as a percentage of sales remained constant at 68.9% for the six months ended July 2, 1995 and July 3, 1994. Cost of goods sold, including certain occupancy and distribution expenses as a percentage of sales increased from 69.3% for the second quarter 1994 period to 72.8% for the second quarter 1995 period primarily due to the decrease in the Company's maintained markups on sales. This increase is attributable primarily to increased markdowns as a percentage of sales. The Company has increased markdowns in an attempt to promote merchandise, attract customers, and increase sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $796,210 and $593,959 for the six months and quarter ended July 2, 1995, respectively, as compared to the comparable 1994 periods. The decrease in the six-month and quarters ended July 2, 1995 consists primarily of reductions in store payroll and related expenses, along with a decrease in other store operating expenses. These reductions are primarily the result of the closing of 44 stores.

         INTEREST EXPENSE is primarily the result of short-term bank borrowing.

         PROVISIONS FOR INCOME TAXES as a percentage of income before taxes decreased as compared to 1994 due to an increase in the valuation allowance for deferred taxes for the current year.

        As a result of the factors mentioned above, the Company's consolidated net loss for the six months ended July 2, 1995 amounted to $953,011
($2.34 per share), compared to a loss of $450,608 ($1.11 per share) for the corresponding 1994 period, and consolidated net loss for the quarter ended July 2, 1995 amounted to $404,414 ($.99 per share), compared to a loss of $355,217 ($.87 per share) for the corresponding 1994 period.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities as well as an available line of credit with a bank for short-term borrowings are the Company's primary sources of liquidity and capital. The increase in cash for the six months ended July 2, 1995, is attributable to decreases in receivables from customers offset by the Company's increased net investment in inventory (inventory increase less accounts payable increase).

        As indicated in Note 4, the $2,750,000 line of credit for short-term borrowings and anticipated funds from operations are current financial resources available to the Company which are expected to be adequate to finance the foreseeable capital and operating requirements.

        The following items measure the Company's ability to meet its short-term obligations:

                                               July 2, 1995   January 1, 1995
                                              --------------  --------------
        Working capital                        $  4,128,302    $  4,935,302

        Working capital ratio                           2.6             3.2

                     PART II - OTHER INFORMATION

        Item 3, Defaults by the Company on its senior securities.

        Part (a). At January 1, 1995, the Company's earnings before interest, taxes, and depreciation and amortization (EBITDA), cumulative EBITDA, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement. Management requested and received a waiver from Sterling of these covenants through and including December,1994. Additionally, Sterling amended the minimum net worth requirement to $2,550,000. As of July 2, 1995, the Company's EBITDA, cumulative EBITDA, and minimum net worth were less than the amounts required and, therefore, the Company was in default. Management has requested a waiver of these requirements for the period ended
        July 2, 1995.


        Item 5, Other Information.

        On August 7, 1995, the Company sold its office and warehouse facility located in Tucker, Georgia to RJV Corporation for $800,000. Simultaneously, the Company entered into a lease agreement with RJV Corporation to lease a portion of the building for three years at an annual rental of $67,340 with a renewal option for an additional three years at an annual rental of $74,074.

        In July, 1995 the Company entered into an agreement whereby the Bank of Louisiana agreed to purchase the Company's outstanding customer accounts receivable. The funds due the Company will be determined based on the outstanding customer accounts receivable balance at or around September 15, 1995.


        Item 6(b), Reports on Form 8-K

        No Form 8-K, Current Report, forms were filed during the quarter ended July 2, 1995.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   KENWIN SHOPS, INC.
                                   (Registrant)


August 16, 1995                    Richard Moskowitz
Date                               Richard Moskowitz
                                   Vice-President and Secretary


August 16, 1995                    Ira Abramson
Date                               Ira Abramson
                                   Vice-President and Assistant Secretary
                                   (Chairman of the Board and
                                    Chief Executive Officer)
                                   (Acting Principal Accounting Officer)