Form 10-Q
period 1995-10-01
KENWIN SHOPS INC
filed 1995-11-15
CIK 55393

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended        October 1, 1995

Commission file number     1-6680

                   Kenwin Shops, Inc.
(Exact name of registrant as specified in its charter.)

      New York                        13-5607936
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

4747 Granite Drive, Tucker, Georgia             30084
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code
(770) 938-0451

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of October 1, 1995, there were 407,090 shares outstanding of the registrant's common stock.

                   PART I - FINANCIAL INFORMATION

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                           (Unaudited)

                                           For the Nine Months Ended             Quaters Ended
                                        ------------------------------  ------------------------------
                                        October 1, 1995 October 2, 1994 October 1, 1995 October 2, 1994
                                        --------------- ---------------  --------------  --------------

REVENUES
 Retail sales (Note 8)                   $ 11,316,701    $ 13,988,102    $  3,160,547    $  4,072,297
 Other income, principally                    520,005         769,093          89,077         225,050
  finance charges                       --------------  --------------  --------------  --------------
    TOTAL REVENUES                         11,836,706      14,757,195       3,249,624       4,297,347
                                        --------------  --------------  --------------  --------------

COSTS AND EXPENSES
 Cost of goods sold, including
  occupancy and distribution expenses       7,943,402       9,859,867       2,326,715       3,031,401
 Selling, general and administrative
  expenses                                  4,955,159       6,078,224       1,752,342       2,079,771
 Depreciation and amortization                260,522         317,102          88,913         104,290
 Loss (gain) on disposal of property
  and equipment                              (585,514)          1,148        (586,088)          -
 Interest expense, net                        114,614          38,778          32,272          14,201
                                        --------------  --------------  --------------  --------------
    TOTAL COSTS AND EXPENSES               12,688,183      16,295,119       3,614,154       5,229,663
                                        --------------  --------------  --------------  --------------

    LOSS BEFORE REORGANIZATION
    ITEMS AND EXPENSE FOR
    INCOME TAXES                             (851,477)     (1,537,924)       (364,530)       (932,316)
                                        --------------  --------------  --------------  --------------

REORGANIZATION ITEMS (Note 9)
 Professional fees                            406,081          50,122         101,681          50,122
 Other costs and fees                         117,544           -              43,697           -
                                        --------------  --------------  --------------  --------------
   TOTAL REORGANIZATION ITEMS                 523,625          50,122         145,378          50,122
                                        --------------  --------------  --------------  --------------
    LOSS BEFORE EXPENSE
    FOR INCOME TAXES                       (1,375,102)     (1,588,046)       (509,908)       (982,438)

INCOME TAX EXPENSE                            (87,817)          -               -            (155,000)
                                        --------------  --------------  --------------  --------------
    NET LOSS                             $ (1,462,919)   $ (1,588,046)   $   (509,908)   $ (1,137,438)
                                        ==============  ==============  ==============  ==============

    NET LOSS PER SHARE (Note 10)         $      (3.59)   $      (3.90)   $      (1.25)   $      (2.79)
                                        ==============  ==============  ==============  ==============

See accompanying notes to consolidated condensed financial statements.

                      PART I - FINANCIAL INFORMATION

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

                CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Unaudited)

                                        October 1, 1995 January 1, 1995
                                        --------------  ---------------

                               ASSETS
CURRENT ASSETS
  Cash                                   $  2,482,258    $    507,164
  Accounts receivable, less allowance
   for doubtful accounts of $932,000
   and $732,000 respectively
   (Notes 4 and 7)                            432,218       3,213,565
  Miscellaneous other accounts
   receivable                                  12,878          13,175
  Merchandise inventories                   1,934,968       2,239,352
  Prepaid expenses and refundable taxes        82,406         196,084
  Deferred income taxes (Note 5)              877,243         965,060
                                        --------------  --------------
    TOTAL CURRENT ASSETS                    5,821,971       7,134,400
                                        --------------  --------------
PROPERTY AND EQUIPMENT,  at cost            4,072,399       4,357,212
  Less accumulated depreciation and
   amortization                             2,867,102       2,806,719
                                        --------------  --------------
  PROPERTY AND EQUIPMENT, net
   (Notes 6 & 7)                            1,205,297       1,550,493
                                        --------------  --------------
OTHER ASSETS                                   86,923          62,673
                                        --------------  --------------
    TOTAL ASSETS                         $  7,114,191    $  8,747,566
                                        ==============  ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES
  Line of credit (Note 7)                $  1,025,266    $  1,254,422
  Accounts payable, trade                     193,855         185,233
  Accrued expenses and other
   liabilities                                631,373         505,091
  Taxes withheld and accrued                   80,330         156,534
  Customers' deposits on layaway               97,818          97,818
                                        --------------  --------------
    TOTAL CURRENT LIABILITIES               2,028,642       2,199,098
                                        --------------  --------------
LIABILITIES SUBJECT TO COMPROMISE (a)       3,628,045       3,628,045
                                        --------------  --------------
    TOTAL LIABILITIES                       5,656,687       5,827,143
                                        --------------  --------------

STOCKHOLDERS' EQUITY
  Common stock, par value $1;
   authorized 1,000,000 shares,
   issued 464,212 shares                      464,212         464,212
  Additional paid-in capital                  676,449         676,449
  Retained earnings                         1,219,960       2,682,879
                                        --------------  --------------
                                            2,360,621       3,823,540
  Less treasury stock, at cost,
   57,122 shares                              903,117         903,117
                                        --------------  --------------
    TOTAL STOCKHOLDERS' EQUITY              1,457,504       2,920,423
                                        --------------  --------------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                $  7,114,191    $  8,747,566
                                        ==============  ==============

(a)LIABILITIES SUBJECT TO COMPROMISE
   CONSIST OF THE FOLLOWING:
   Accounts payable, trade               $  3,598,251    $  3,598,251
   Accrued expenses                            29,794          29,794
                                        --------------  --------------
     TOTAL                               $  3,628,045    $ 3,628,045
                                        ==============  ==============

See accompanying notes to consolidated condensed financial statements.

                    PART I - FINANCIAL INFORMATION

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                                                  For the Nine Months Ended
                                              ------------------------------
                                              October 1, 1995  October 2, 1994
                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                      $ (1,462,919)   $ (1,588,046)
 Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
   Depreciation and amortization                    290,931         324,662
   (Gain) loss on disposal of property
    and equipment                                  (585,514)          1,148
   Provision for doubtful accounts                  152,067         234,363
   Deferred income taxes, net                        87,817           -
   Changes in assets (increase) decrease
     Customers' accounts receivable, net          2,629,280         777,067
     Miscellaneous other accounts
      receivable                                        297           -
     Merchandise inventories                        304,384         757,564
     Prepaid expenses and refundable taxes           61,786         141,245
     Other assets                                    (2,767)         (5,391)
   Changes in liabilities increase (decrease)
     Pre-petition accounts payable, trade              -            (11,831)
     Pre-petition accrued expenses and
            other liabilities                          -           (620,266)
     Post-petition accounts payable, trade            8,622         153,368
     Post-petition accrued expenses and
       liabilities                                  126,282         545,444
     Post-petition taxes withheld and accrued       (76,204)           -
                                              --------------  --------------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                      1,534,062         709,327
                                              --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment            (101,897)       (139,658)
  Proceeds from sale of property and equipment      772,085           5,650
                                              --------------  --------------
       NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                        670,188        (134,008)
                                              --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                   1,528,613         900,000
  Repayments of bank borrowings                  (1,757,769)       (900,000)
                                              --------------  --------------
       NET CASH USED BY FINANCING
         ACTIVITIES                                (229,156)          -
                                              --------------  --------------

NET INCREASE IN CASH                              1,975,094         575,319

CASH, BEGINNING OF PERIOD                           507,164         886,796
                                              --------------  --------------

CASH, END OF PERIOD                            $  2,482,258    $  1,462,115
                                              ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period              $    115,359    $     41,386
                                              ==============  ==============
  Income taxes paid during the period          $       -       $       -
                                              ==============  ==============

See accompanying notes to consolidated condensed financial statements.

               KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


Note 1 In the opinion of Kenwin Shops, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 1, 1995 and the results of operations for the nine months and quarters ended October 1, 1995 and October 2, 1994 and cash flows for the nine months ended October 1, 1995 and October 2, 1994. The results of operations for the nine months ended October 1, 1995 and October 2, 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 On September 19, 1994, Kenwin Shops, Inc. (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-Possession.
         These claims are reflected in the October 1, 1995 and January 1, 1995 balance sheets as "liabilities subject to compromise." On July 13, 1995, Kenwin submitted a disclosure statement to the U.S. Bankurptcy Court and the creditors' committee which provided for settlement of the unsecured creditors' claims for 25 cents on the dollar. In addition, Kenwin proposed to issue 150,000 shares of its authorized but previously unissued common stock on a pro-rata basis (See Note 12).

Note 3 There were 102 stores in operation on October 1, 1995 as compared to 112 stores in operation on October 2, 1994.

Note 4 On September 29, 1995, Kenwin executed a private charge card agreement for a period of two years with the Bank of Louisiana ("BOL") whereby BOL agreed to purchase substantially all of Kenwin's outstanding customer accounts receivable, less $750,000 which was withheld as a delinquency reserve. BOL will issue Kenwin store credit cards to existing charge account customers, and all future customer credit sales will be processed by BOL. The proceeds from the charge transactions are credited to Kenwin's bank account at BOL, less a 2% processing charge and a 2% delinquency reserve. The responsibility to process customer charges, mail statements, and follow up on collections rests with BOL.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)



Note 5 The following is a summary of the net deferred tax asset accounts recognized in the accompanying consolidated condensed balance sheets as of October 1, 1995 and January 1, 1995:


                                        October 1, 1995   January 1, 1995
                                         --------------  --------------
              Deferred tax asset          $  2,146,398    $  1,733,614
              Valuation allowance           (1,269,155)       (768,554)
                                         --------------  --------------
                Net deferred tax asset    $    877,243    $    965,060
                                         ==============  ==============

Note 6 On August 7, 1995, the Company sold its office and warehouse facility located in Tucker, Georgia for $800,000. Simultaneously, the Company entered into a lease agreeement with the buyer to lease a portion of the building for three years at an annual rental of $67,340 with a renewal option for an additional three years at an annual rental of $74,074.

Note 7 On November 14, 1994, the Company executed a $2,750,000 line of credit with Sterling National Bank & Trust Company of New York ("Sterling"). The note is secured by the general assets of the Company, including, but not limited to: cash, accounts receivable, property and equipment, and intangibles. The line of credit bears interest at the prime rate plus 2.5%, which is payable monthly.
         The prime rate was 8.75% as of October 1, 1995.  At January 1,
         1995 and October 1, 1995, the Company's earnings before interest, taxes, and depreciation and amortization (EBITDA), cumulative
         EBITDA, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement (See Note 12).

Note 8   Leased department sales included in net sales:

               Nine Months Ended                Quarters Ended
         ------------------------------  ------------------------------
        October 1, 1995  October 2, 1994 October 1, 1995 October 2, 1994
         --------------  --------------  --------------  --------------
          $    602,000    $    728,000    $    156,000    $    162,000
         ==============  ==============  ==============  ==============

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


Note 9 The accompanying consolidated condensed financial statements include a reorganization charge of $523,625 for the nine months ended October 1, 1995 and $145,378 for the quarter ended October
         1, 1995. The reorganization charge relates primarily to ongoing legal and professional fees in connection with the Chapter 11 filing and amortization of due diligence and other fees for the post-petition line of credit.

         Reorganization items representing outflows of cash for the nine months and quarters ended October 1, 1995 and October 2, 1994 are as follows:

                               Nine Months Ended                Quarters Ended
                         --------------------------  --------------------------
                      October 1, 1995 October 2, 1994 October 1, 1995 October 2, 1994
                         ------------  ------------  ------------  ------------
         Professional
          fees paid      $    261,012  $    50,122   $    107,583  $    50,122
         Other costs
          and fees paid        21,643        -              3,973        -
                         ------------  ------------  ------------  ------------
         Total           $    282,655  $    50,122   $    111,556  $    50,122
                         ============  ============  ============  ============

Note 10 Shares issuable upon the exercise of stock options have not been included in the earnings per share computations for the nine months and quarters ended October 1, 1995 and October 2, 1994, because the effect of such would be immaterial.

         The weighted average number of common shares entering into the calculation of earnings per share was 407,090 for the nine months and quarters ended October 1, 1995 and October 2, 1994.

Note 11 Certain items in the 1994 presentation have been reclassified in the accompanying financial statements in order to conform with the 1995 presentation.

Note 12 On October 12, 1995, an order confirming the Debtor's plan of reorganization was entered by the court. On October 23, 1995, the unsecured creditors were paid a 25% cash settlement and were issued 150,070 shares of common stock (rounded to account for fractional shares).

         On October 23, 1995, the Company executed a new $1,500,000 post-bankruptcy line of credit with Sterling, at which point the existing loan balance was paid in full and the related security and loan agreement was terminated.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

               MANAGEMENTS' DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

         RETAIL STORES in operation were 102 on October 1, 1995 and 112 on October 2, 1994. 10 stores were closed during October 1994. Management continues to monitor the operations of its existing locations and evaluate strategies to increase sales and increase productivity. Management expects that the private charge card arrangement with the Bank of Louisiana will spur store sales not only by providing customers with higher credit limits but by allowing store personnel to concentrate on in-store promotion and customer service. Plans to open additional stores during 1995 have been postponed, however, management continues to seek opporturnities in new markets.

         NET SALES decreased $2,671,401 for the nine months ended October 1, 1995 and decreased $911,750 for the quarter ended October 1, 1995 as compared to the corresponding 1994 periods. Comparative store sales increased $575,742 and $20,825 for the nine months and quarter ended
October 1, 1995, respectively. Management attributes the decrease in overall sales to the closing of 34 stores during the third quarter of 1994. The same store sales increase is due primarily to a better merchandise mix and access to higher quality vendors in 1995. Kenwin's credit problems, which ultimately led to the Chapter 11 filing, had a detrimental effect on the quantity and quality of stock at the retail level, resulting in higher markdowns and loss of customers in 1994.

         COST OF GOODS SOLD, INCLUDING CERTAIN OCCUPANCY AND DISTRIBUTION EXPENSES as a percentage of sales decreased from 70.49% for the nine month 1994 period to 70.19% for the nine month 1995 period primarily due to an increase in the Company's maintained markup on sales. Cost of goods sold, including occupancy and distribution expenses as a percentage of sales decreased from 74.44% for the third quarter 1994 to 73.62% for the third quarter 1995. This decrease is attributable to an increase in the Company's maintained markup for the period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $1,123,065 and $327,429 for the nine months and quarter ended October 1, 1995, respectively, as compared to the comparable 1994 periods. The decreases in the nine-month and quarter ending October 1, 1995 consist primarily of reductions in store payroll and related expenses, along with a decrease in other store operating expenses. The reduction in payroll and store operating expenses are primarily the result of the closing of 34 stores.

         INTEREST EXPENSE is primarily the result of short-term bank borrowing.

         As a result of the factors mentioned above, the Company's consolidated net loss for the nine months ended October 1, 1995 amounted to $1,462,919
($3.59 per share), as compared to a loss of $1,588,046 ($3.90 per share) for the corresponding 1994 period, and consolidated net loss for the quarter ended October 1, 1995 amounted to $509,908 ($1.25 per share), compared to a loss of $1,137,438 ($2.79 per share) for the corresponding 1994 period.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

               MANAGEMENTS' DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities as well as an available line of credit with a bank for short-term borrowing are the Company's primary sources of liquidity and capital. The increase in cash for the nine months ended October 1, 1995, is attributable to the proceeds received from the sale of its office and warehouse facility and the proceeds received from the Bank of Louisiana for the purchase of substantially all of Kenwin's outstanding customer accounts receivable.

        The line of credit for short-term borrowing and funds from operations are current financial resources available to the Company which are expected to be adequate to finance the foreseeable capital and operating requirements.

        The following items measure the Company's ability to meet its short term obligations:

                                              October 1, 1995  January 1, 1995
                                              --------------  --------------
        Working capital                        $  3,793,329    $  4,935,302

        Working capital ratio                           2.9             3.2


                     PART II - OTHER INFORMATION

                          Kenwin Shops, Inc.
                       (DEBTOR-IN-POSSESSION)

        Item 3, Defaults by the Company on its senior securities.

        Part (a). At January 1, 1995, the Company's earnings before interest, taxes, and depreciation and amortization (EBITDA), cumulative EBITDA, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement. Management requested and received a waiver from Sterling of these covenants through and including December,1994. Additionally, Sterling amended the minimum net worth requirement to $2,550,000. As of October 1, 1995, the Company's EBITDA, cumulative EBITDA, and minimum net worth were less than the amounts required and, therefore, the Company was in default.

        Item 5, Other Information.

        On October 12, 1995, an order confirming the Debtor's plan of reorganization was entered by the court. On October 23, 1995, the unsecured creditors were paid a 25% cash settlement and were issued 150,070 shares of common stock (rounded to account for fractional shares).

        On October 23, 1995, the Company executed a new $1,500,000 post-bankruptcy line of credit with Sterling, at which point the existing loan balance was paid in full and the related security and loan agreement was terminated.

        Item 6(b), Reports on Form 8-K

        No Form 8-K, Current Report, forms were filed during quarter ended October, 1, 1995.

              KENWIN SHOPS, INC. (DEBTOR-IN-POSSESSION)

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   KENWIN SHOPS, INC.
                                   (Registrant)


November 15, 1995                  Robert Schwartz
Date                               Robert Schwartz
                                   President


November 15, 1995                  Kenneth G. Sauer
Date                               Kenneth G. Sauer
                                   Treasurer
                                   Principal Accounting Officer