Form 10-K
period 1995-12-31
KENWIN SHOPS INC
filed 1996-03-29
CIK 55393

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                             Form 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 1995 Commission File No. 1-6680


                         KENWIN SHOPS, INC.
       (Exact name of Registrant as specified in its charter)

              NEW YORK                           13-5607936
  (State or other jurisdiction of     (IRS Employer Identification No.)
  incorporation or organization)

         4747 Granite Drive
           Tucker, Georgia                         30084
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (770) 938-0451

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class     Name of Each Exchange on which Registered

           Common Stock                    American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(3) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

			YES  X        NO

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [    ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days prior to the date of filing.

        Aggregate Market Value of shares held by non-affiliates as of March 8, 1996 - $868,223.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

	As of March 8, 1996, there were 556,350 shares outstanding of the Registrant's common stock.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  YES   X        NO

                DOCUMENTS INCORPORATED BY REFERENCE


The following documents have been incorporated by reference under the respective parts of Form 10-K set forth below.

	PART III, ITEMS 10 & 11 & 13

                Definitive Proxy Statement to be filed by Registrant Pursuant to Regulation 14A for Annual Meeting of
                Stockholders to be held May 15, 1996.

PART 1.

ITEM 1.	BUSINESS

(a)	On December 31, 1995, Registrant operated 102 retail stores
under the names "Dress for LE$$" and "Kenwin/Dress for LE$$" which sell a line of popularly priced ladies' and children's wearing apparel, located in Georgia, Alabama, Mississippi, South Carolina, Louisiana, Texas, Arkansas, and Florida. Registrant's stores are located in leased premises and are generally located in the center of the commercial area. The stores are all relatively modern, having store fronts, fixtures, and lighting modernized to Registrant's specifications. All stores are completely air conditioned.

	The parent corporation operates as a merchandising and selling entity, and also provides substantial advertising, promotional, bookkeeping, inventory control and executive services for the stores. All of the merchandise sold by Registrant is purchased by the parent corporation directly from manufacturers and is received at Registrant's warehouse located in Tucker, Georgia. All distribution of merchandise and all inventory control for merchandising is done from the warehouse.

(b) Registrant is involved in only one line of business or industry segment.

(c)	Registrant's stores are operated pursuant to a policy of
retailing its products at prices designed to meet local competitive conditions, emphasizing quality leasehold locations, inventory controls, and localized advertising and promotional policies. Registrant competes with other chains, some of which are larger and have greater financial resources than Registrant, and with numerous independent local stores. While the business is highly competitive, Registrant believes that it is able, through its centralized controls and services, volume purchasing power, efficiency of operations, and packaging and display methods, to compete on favorable terms with its competitors.

(d)	The Company's business is highly seasonal, with most of its
earnings and sales occurring in the Easter and Christmas seasons. The Easter season occurred entirely in the second quarter of 1995, and entirely in the first quarter of 1994. For a discussion of the Company's Liquidity and Capital Resources, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

(e)	The average sales per store and per square foot for the past three years are as follows:

	    		                        Annual Sales
                                Annual Sales     Per Square
Year                             Per Store         Foot
-----                          --------------  --------------

1995	        	        $    150,679	$      43.90
1994	        	        $    149,281    $      43.03
1993                            $    148,968    $      42.61

        Registrant and its subsidiaries, as of December 31, 1995, employed 285 persons.

ITEM 2.	PROPERTIES

        As of December 31, 1995, Registrant's 102 retail outlets were operated in leased premises with either fixed rentals or under leases providing for payments of minimum guaranteed rentals plus a percentage of sales.

	The number of stores in operation at the beginning of the year was 102. During the year, the Company did not open or close any stores, leaving the same 102 stores in operation at the end of the year.

	Registrant's general office and warehouse both operate out of its Tucker, Georgia, location. The Registrant owned its warehouse until August 7, 1995. On that date, the property was sold. Simultaneously with the closing of this sale, the Registrant entered into a three-year lease of the property, with a three-year extension option.

ITEM 3.	LEGAL PROCEEDINGS

        On September 19, 1994, Registrant filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code. On October 12, 1995, the Registrant's Plan of Reorganization was confirmed by the Bankruptcy Court, and the Registrant emerged from bankruptcy. Under arrangements made with the American Stock Exchange, the Registrant's outstanding stock continued to be listed and traded during the bankruptcy proceedings and is still so listed and traded. There were no other material legal proceedings pending as of December 31, 1995, to which Registrant or any of its subsidiaries were a party or of which any of their property was the subject.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

	During the fourth quarter of the fiscal year ended
December 31, 1995, Registrant did not submit any matters to a vote of security holders.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

		                  Price of Stock		Dividends
		                High            Low		Paid
                                ---------------------           --------
1995
  First Quarter                 3               2-3/4           omitted
  Second Quarter                4-9/16          2-7/8           omitted
  Third Quarter		        3               1-5/8           omitted
  Fourth Quarter		3-5/16          1-13/16	        omitted

1994
  First Quarter                 6-1/8           5-1/8           omitted
  Second Quarter                6-1/8           5-1/4           omitted
  Third Quarter                 5-3/4           4-5/8           omitted
  Fourth Quarter                4-1/8           2-7/16          omitted

	The Company's stock is traded on the American Stock Exchange under the symbol KWN. The approximate number of record holders of the Company's common stock as of March 8, 1996 was 278.

ITEM 6.	SELECTED FINANCIAL DATA

                          December 31,     January 1,      January 2,       January 3,    December 29,
                              1995            1995            1994            1993*           1991
                         --------------  --------------  --------------  --------------  --------------

Net sales                 $ 15,374,665    $ 18,510,861    $ 23,090,064    $ 25,993,935    $ 28,146,436
                         ==============  ==============  ==============  ==============  ==============

Income (loss) before
 extraordinary item	  $ (1,756,737)   $ (2,684,116)	  $   (652,027)	  $    265,692    $   (565,743)

Extraordinary item           1,385,153            -               -               -               -
                         --------------  --------------  --------------  --------------  --------------
Net income (loss)         $   (371,584)   $ (2,684,116)   $   (652,027)   $    265,692    $   (565,743)
                         ==============  ==============  ==============  ==============  ==============

Net earnings (loss) per
 share of common stock

  Primary                 $      (0.85)   $      (6.59)   $      (1.59)   $       0.65 	  $      (1.39)
                         ==============  ==============  ==============  ==============  ===============

  Fully diluted           $      (0.85)   $      (6.59)   $      (1.59)   $       0.59    $      (1.39)
                         ==============  ==============  ==============  ==============  ===============

Dividends paid per share  $        -      $        -      $        -      $        -      $        -
                         ==============  ==============  ==============  ==============  ===============

Weighted average number
 of common shares in
 computing earnings
 (loss) per share

  Primary                      435,025         407,090	       409,936	       452,507	       406,390
                         ==============  ==============  ==============  ==============  ==============

  Fully diluted                435,025	       407,090         411,076         498,219         406,390
                         ==============  ==============  ==============  ==============  ==============

*Year ended January 3,
 1993 was 53 weeks.
 All  other years were
 52 weeks.

                          December 31,     January 1,      January 2,       January 3,    December 29,
SELECTED BALANCE SHEET        1995            1995            1994            1993*           1991
                         --------------  --------------  --------------  --------------  --------------

Current assets	          $  2,811,351    $  7,134,400    $  8,694,959    $  8,846,292    $  9,534,242
Current liabilities          1,184,393       2,199,098       5,010,142       4,550,032       5,719,094
                         --------------  --------------  --------------  --------------  --------------
Working capital           $  1,626,958    $  4,935,302    $  3,684,817    $  4,296,260    $  3,815,148
                         ==============  ==============  ==============  ==============  ==============

Total assets              $  4,197,862    $  8,747,566    $ 10,627,613    $ 10,872,598    $ 11,761,068
                         ==============  ==============  ==============  ==============  ==============

Stockholders' equity	  $  3,013,469    $  2,920,423    $  5,604,539    $  6,256,566    $  5,986,974
                         ==============  ==============  ==============  ==============  ==============

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Net sales decreased $3,136,000 (16.9%) from 1994 to 1995 and $4,579,000 (19.8%) from 1993 to 1994. The decrease in sales from 1994 to 1995 was primarily the result of the closing of 44 stores during the year 1994. In addition, same store (those stores operating fully in each year) sales increased approximately $150,000 (9.8%) from 1994 to 1995. Management attributes the decrease in overall sales to the closing of 44 stores during the second half of 1994. The same store sales increase is due primarily to a better merchandise mix and access to higher quality vendors in 1995. Kenwin's credit problems, which ultimately led to the Chapter 11 filing, had a detrimental effect on the quantity and quality of stock at the retail level, resulting in higher markdowns and loss of customers in 1994.

        Management attributes the decrease in sales from 1993 to 1994 to the closing of under-performing stores in connection with the Company's Chapter 11 filing. The closing of 44 stores in 1994 and 20 stores in 1993 resulted in a decrease in sales of approximately $3,374,000. In addition, same store (those stores operating fully in each year) sales decreased approximately $1,205,000 (7.3%) from 1993 to 1994. This decrease was the result of a lackluster market for women's fashions as well as the Company's increasing difficulties with its creditors, which severely impacted its ability to stock its retail outlets.

        Cost of goods sold, including occupancy and distribution expenses as a percentage of sales increased from 68.5% in 1993 to 74.8% in 1994 and decreased from 74.8% in 1994 to 69.18% in 1995. The decrease from 1994 to 1995 is primarily due to an increase in the Company's maintained markup for the period. The increase from 1993 to 1994 is due primarily to additional markdowns taken during late 1994 to fully liquidate obsolete and slow-moving goods.

        Selling, general and administrative expenses ("SG&A") decreased $1,044,649 (13.5%) from 1994 to 1995 due principally to a reduction in store operating expenses, including $588,799 of store payroll and payroll taxes, resulting from the closing of 44 retail locations during the third and fourth quarter of 1994. SG&A decreased $1,073,450 (12.2%) from 1993 to 1994 due principally to a reduction in store operating expenses, including $476,000 of store payroll and payroll taxes, resulting from the closing of 20 stores in 1993 and 44 stores in 1994.

        (Gain) Loss on disposal of property and equipment represents a $586,229 gain on the sale of the Company's office and warehouse facility and the direct costs incurred with the closing of stores (44 stores in 1994, 20 in 1993, and 3 in 1992). The major costs associated with the closing of stores relate to the write-off of fixed assets, accounts receivable, and lease settlement costs. Store closing costs subsequent to the filing of the Chapter 11 bankruptcy petition have been presented as reorganization items in the Consolidated Statements of Income.

        Interest expense is primarily the result of short-term bank borrowings.

        Credit for income taxes as a percentage of loss before taxes and extraordinary item fluctuated from 31.0% in 1993 to 17.3% in 1994 to 3.7% in 1995. A reconciliation of income taxes is provided in Note 4 of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities as well as an available line of credit with a bank for short-term borrowings are the Company's primary sources of liquidity and capital. Net cash provided by operating activities amounted to $366,275 in 1995. Net cash totaling $1,412,548 was used by the net loss plus noncash items. The decrease in cash from 1994 to 1995 is also due to the repayment on the line of credit at December 31, 1995.

        The line of credit for short-term borrowings and the anticipated funds from operations are current financial resources available to the Company which are expected to be adequate to finance the foreseeable capital and operating requirements.

        In connection with the Company's Chapter 11 filing, management adopted a plan to restructure the Company in order to better utilize its current financial resources. In this regard, the Company closed 44 stores in the third and fourth quarters of 1994. Although the Company incurred reorganization costs of approximately $1,214,000 in connection with this plan, management believes the end result will be to increase profitability and to improve liquidity. Management plans to monitor each of its remaining stores closely and will close unprofitable stores. Management does not anticipate any significant changes in 1996 in the number of stores in operation.

        On August 7, 1995, the Company sold its office and warehouse facility located in Tucker, Georgia, for $800,000. Simultaneously, the Company entered into a lease agreement to lease a portion of the building for three years at an annual rental of $67,340 with a renewal option for an additional three years at an annual rental of $74,074.

        On September 29, 1995, Kenwin executed a private charge card agreement for a period of two years with the Bank of Louisiana ("BOL") whereby BOL agreed to purchase substantially all of Kenwin's outstanding customer accounts receivable, less $750,000 which was withheld as a delinquency reserve. BOL issued Kenwin store credit cards to existing charge account customers and all customer credit sales are processed by BOL. The proceeds from the charge transactions are credited to Kenwin's bank account at BOL, less a 2% processing charge and a 2% delinquency reserve. The 2% delinquency reserve maintains the reserve account. The reserve account will be adjusted every 6 months, except for the initial reserve of $750,000, to equal the actual dollar amount of the purchased accounts which are ninety days and more past due or ten percent of the outstanding balance of purchased accounts, whichever is greater. The reserve is placed in an insured money market account earning interest at BOL's current money market rate. The reserve is in the Company's name and is pledged to BOL to cover current and future delinquencies, claims, and bad debts. Sterling National Bank holds a subordinate security interest in the reserve. The responsibility to process customer charges, mail statements, and follow up on collections rests with BOL. However, the Company participates in following up on collections and customer complaints to increase collections.

        On October 12, 1995, an order confirming the Debtor's plan of reorganization was entered by the court. Pursuant to the plan, on October 23, 1995, the unsecured creditors were paid a 25% cash settlement and were issued 149,260 shares of common stock (rounded to
account for fractional shares).   On the same date, the Company executed
a new $1,500,000 post-bankruptcy line of credit with Sterling, at which point the existing loan balance was paid in full and the related security and loan agreement was terminated.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        The following items measure the Company's ability to meet its short-term obligations:

                                    1995            1994
                               --------------  --------------

Working capital                 $  1,627,000    $  4,935,000

Working capital ratio                    2.4             3.2


IMPACT OF INFLATION AND CHANGING PRICES

        In the past four years, inflation has had little effect on both the price for which the Company sells its merchandise and on the Company's cost of merchandise and operating expenses.

                         KENWIN SHOPS, INC.

                   FINANCIAL STATEMENTS COMPRISING
                ITEM 8 OF ANNUAL REPORT ON FORM 10-K
                TO SECURITIES AND EXCHANGE COMMISSION

                 FOR THE YEAR ENDED DECEMBER 31, 1995

                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of

	Kenwin Shops, Inc.

        We have audited the accompanying consolidated balance sheets of Kenwin Shops, Inc. as of December 31, 1995, and January 1, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Kenwin Shops, Inc. as of December 31, 1995, and January 1, 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant operating losses for the past three fiscal years. As described in Note 13, this condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of additional analysis and is not a required part of the basic financial statements but is supplementary information required by rules of the Securities and Exchange Commission. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                /s/ Gross, Collins + Cress, P.C.
Atlanta, Georgia
February 16, 1996

                         KENWIN SHOPS, INC.

                    CONSOLIDATED BALANCE SHEETS


                                                 December 31,     January 1,
                                                     1995            1995
                                                --------------  --------------

                              ASSETS

CURRENT ASSETS
 Cash (Note 2)                                   $    274,177    $    507,164
 Accounts receivable, less allowance for
  doubtful accounts of $1,019,409 and
  $732,000, respectively (Notes 2, 3,
  and 6)                                              359,850       3,213,565
 Miscellaneous other accounts receivable                4,812          13,175
 Merchandise inventories                            2,042,880       2,239,352
 Prepaid expenses and refundable taxes                129,632         196,084
 Deferred income taxes (Note 4)                          -            965,060
                                                --------------  --------------
   TOTAL CURRENT ASSETS                             2,811,351       7,134,400

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 6)
 Land                                                    -             76,628
 Building and building improvements                     3,632         403,971
 Furniture and fixtures                             2,968,598       2,920,805
 Automobiles                                           88,434         121,607
 Leasehold improvements                             1,019,907         834,201
                                                --------------  --------------
                                                    4,080,571       4,357,212
 Less accumulated depreciation and amortization     2,946,385       2,806,719
                                                --------------  --------------
   PROPERTY, PLANT AND EQUIPMENT, net               1,134,186       1,550,493

OTHER ASSETS
 Cash surrender value of life insurance,
  net of loans of $42,073 and $42,073,
  respectively (Note 5)                                25,878          24,584
 Deposits                                              42,994          38,089
 Deferred income taxes (Note 4)                       183,453            -
                                                --------------  --------------
   TOTAL OTHER ASSETS                                 252,325          62,673
                                                --------------  --------------
     TOTAL ASSETS                                $  4,197,862    $  8,747,566
                                                ==============  ==============

The accompanying notes are an integral part of these statements.

                         KENWIN SHOPS, INC.

                    CONSOLIDATED BALANCE SHEETS


                                                 December 31,     January 1,
                                                     1995            1995
                                                --------------  --------------

               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE
 CURRENT LIABILITIES
  Line of credit  (Note 6)                       $       -       $  1,254,422
  Bank overdraft                                      182,897            -
  Accounts payable, trade                             534,129         185,233
  Accrued expenses and other liabilities              259,470         505,091
  Taxes withheld and accrued                          129,408         156,534
  Customers' deposits on layaways                      78,489          97,818
                                                --------------  --------------
   TOTAL CURRENT LIABILITIES                        1,184,393       2,199,098

LIABILITIES SUBJECT TO COMPROMISE (a)                    -          3,628,045
                                                --------------  --------------
   TOTAL LIABILITIES                                1,184,393       5,827,143

STOCKHOLDERS' EQUITY
 Common stock, par value $1, authorized
  1,000,000 shares, issued 613,472
  shares (Note 8)                                     613,472         464,212
 Additional paid-in capital                           991,819         676,449
 Retained earnings                                  2,311,295       2,682,879
                                                --------------  --------------
                                                    3,916,586       3,823,540
 Less treasury stock, at cost, 57,122 shares          903,117         903,117
                                                --------------  --------------
   TOTAL STOCKHOLDERS' EQUITY                       3,013,469       2,920,423
                                                --------------  --------------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                         $  4,197,862    $  8,747,566
                                                ==============  ==============

(a) LIABILITIES SUBJECT TO COMPROMISE
    CONSIST OF THE FOLLOWING:
     Accounts payable, trade                     $       -     	 $  3,598,251
     Accrued expenses                                    -             29,794
                                                --------------  --------------
       TOTAL                                     $       -       $  3,628,045
                                                ==============  ==============

The accompanying notes are an integral part of these statements.

                         KENWIN SHOPS, INC.

                  CONSOLIDATED STATEMENTS OF INCOME


                                                                  Years Ended
                                                ----------------------------------------------
                                                 December 31,     January 1,      January 2,
                                                     1995            1995            1994
                                                  (52 Weeks)      (52 Weeks)      (52 Weeks)
                                                --------------  --------------  --------------

REVENUES
 Retail sales (Note 9)                           $ 15,374,665    $ 18,510,861    $ 23,090,064
 Other income, principally finance charges            541,784       1,006,282       1,277,584
                                                --------------  --------------  --------------
    TOTAL REVENUES                                 15,916,449      19,517,143      24,367,648
                                                --------------  --------------  --------------
COSTS AND EXPENSES
 Cost of goods sold, including occupancy
  and distribution expenses                        10,634,364      13,851,760      15,822,008
 Selling, general and administrative expenses       6,685,008       7,729,657       8,803,107
 (Gain) loss on disposal of property and equipment   (586,229)          2,157         198,169
 Depreciation and amortization                        347,376         419,211         464,583
 Interest expense                                     132,268          75,651          25,375
                                                --------------  --------------  --------------
    TOTAL COSTS AND EXPENSES                       17,212,787      22,078,436      25,313,242
                                                --------------  --------------  --------------

    LOSS BEFORE REORGANIZATION ITEMS,
     CREDIT FOR INCOME TAXES AND
     EXTRAORDINARY ITEM                            (1,296,338)	   (2,561,293)	     (945,594)
                                                --------------  --------------  --------------
REORGANIZATION ITEMS (Note 11)
 Professional fees                                    362,064         228,965            -
 Loss on disposal of assets, closed stores               -             50,669            -
 Bad debts on accounts receivable, closed stores         -            352,586            -
 Other costs and fees                                 165,693          53,935            -
                                                --------------  --------------  --------------
    TOTAL REORGANIZATION ITEMS                        527,757         686,155            -
                                                --------------  --------------  --------------
    LOSS BEFORE CREDIT FOR INCOME TAXES
      AND EXTRAORDINARY ITEM                       (1,824,095)     (3,247,448)       (945,594)

CREDIT FOR INCOME TAXES (Note 4)                       67,358         563,332         293,567
                                                --------------  --------------  --------------
    NET LOSS BEFORE EXTRAORDINARY ITEM             (1,756,737)     (2,684,116)       (652,027)

EXTRAORDINARY ITEM - Gain on forgiveness of
    debt in settlement of Chapter 11 bankruptcy,
    net of tax of $848,965 (Note 12)                1,385,153            -               -
                                                --------------  --------------  --------------
    NET LOSS                                     $   (371,584)   $ (2,684,116)   $   (652,027)
                                                ==============  ==============  ==============
NET LOSS PER SHARE (Note 10)
 Primary                                         $      (0.85)   $      (6.59)   $      (1.59)
                                                ==============  ==============  ==============
 Fully diluted                                   $      (0.85)   $      (6.59)   $      (1.59)
                                                ==============  ==============  ==============
WEIGHTED AVERAGE NUMBER OF SHARES
 Primary                                              435,025         407,090         409,936
                                                ==============  ==============  ==============
 Fully diluted                                        435,025         407,090         411,076
                                                ==============  ==============  ==============

The accompanying notes are an integral part of these statements.

                         KENWIN SHOPS, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Additional                       Common
                                    Common         Paid-In         Retained        Stock In
                                     Stock         Capital         Earnings        Treasury
                                --------------  --------------  --------------  --------------

BALANCE AT JANUARY 3, 1993       $    464,212    $    676,449    $  6,019,022    $    903,117

 NET LOSS                                -               -           (652,027)           -
                                --------------  --------------  --------------  --------------
BALANCE AT JANUARY 2, 1994            464,212         676,449       5,366,995         903,117

 NET LOSS                                -               -         (2,684,116)           -
                                --------------  --------------  --------------  --------------
BALANCE AT JANUARY 1, 1995            464,212         676,449       2,682,879         903,117

 NET LOSS                                -               -           (371,584)           -

 ISSUANCE OF 149,260 SHARES OF
   COMMON STOCK (Note 12)             149,260         315,370            -               -
                                --------------  --------------  --------------  --------------
BALANCE AT DECEMBER 31, 1995     $    613,472    $    991,819    $  2,311,295    $    903,117
                                ==============  ==============  ==============  ==============

The accompanying notes are an integral part of these statements.

                         KENWIN SHOPS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Years Ended
                                                ----------------------------------------------
                                                 December 31,     January 1,      January 2,
                                                     1995            1995            1994
                                                  (52 Weeks)      (52 Weeks)      (52 Weeks)
                                                --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                        $   (371,584)   $ (2,684,116)   $   (652,027)
 Adjustments to reconcile net loss to net cash
  provided (used) by operating activities
    Depreciation and amortization                     467,111         428,068         464,583
    Provision for doubtful accounts                   530,665         526,871         399,823
    (Gain) loss on disposal of property
     and equipment                                   (586,229)         49,990          19,986
    (Gain) on forgiveness of debt (Note 12)        (2,234,118)           -               -
    Deferred income taxes, net                        781,607        (563,332)       (123,823)
    Changes in assets (increase) decrease
     Customers' accounts receivable, net            2,323,050         124,321          (6,350)
     Miscellaneous other accounts receivable            8,363          22,858         (19,645)
     Merchandise inventories                          196,472       1,014,234         128,261
     Prepaid expenses and refundable taxes            (53,283)         39,586        (179,903)
     Other assets                                      (6,199)         (5,778)        (10,326)
    Changes in liabilities increase (decrease)
     Pre-petition accounts payable, trade            (921,666)        (11,831)        (49,745)
     Pre-petition accrued expenses and
      other liabilities                                (7,631)       (311,236)        (53,376)
     Post-petition accounts payable, trade            348,896         185,233            -
     Post-petition accrued expenses and
      other liabilities                              (245,621)        505,091            -
     Bank overdraft                                   182,897            -               -
     Taxes withheld and accrued                       (27,126)           (423)       (144,700)
     Customers' deposits on layaways                  (19,329)        (54,255)        (42,069)
                                                --------------  --------------  --------------
       NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                          366,275        (734,719)       (269,311)
                                                --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment               (121,425)       (154,983)       (380,591)
 Proceeds from sale of property and equipment         776,585           5,650            -
                                                --------------  --------------  --------------
       NET CASH PROVIDED (USED) BY
        INVESTING ACTIVITIES                          655,160        (149,333)       (380,591)
                                                --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank borrowings                      3,270,614       2,094,620         950,000
 Repayments of bank borrowings                     (4,525,036)     (1,590,200)       (200,000)
                                                --------------  --------------  --------------
       NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                       (1,254,422)        504,420         750,000
                                                --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH                      (232,987)       (379,632)        100,098

CASH, BEGINNING OF YEAR                               507,164         886,796         786,698
                                                --------------  --------------  --------------
CASH, END OF YEAR                                $    274,177    $    507,164    $    886,796
                                                ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Interest paid during the year                   $    132,268    $     75,651    $     25,375
                                                ==============  ==============  ==============
 Income taxes paid during the year               $       -       $       -       $    125,290
                                                ==============  ==============  ==============

The accompanying notes are an integral part of these statements.

                         KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)	Summary of significant accounting policies

        Kenwin Shops, Inc. and its wholly owned subsidiaries (the
"Company") operate a chain of retail women and children's apparel stores in eight (8) states, all of which are located in the southern United States. The Company ceased operations in a ninth state during 1994.

        Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

        Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates based on management's knowledge and experience. Due to their prospective nature, actual results could differ from those estimates.

        Fiscal year - The Company has a 52-53 week year ending on the Sunday closest to December 31.

        Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), allowance for doubtful receivables (deductible for financial statement purposes but not for income tax purposes), and inventory (certain general and administrative expenses capitalized for income tax purposes but not for financial statement purposes). The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income. A valuation allowance may be established when there is uncertainty regarding the ultimate realization of deferred tax assets and liabilities.

        Inventories - Merchandise inventories are valued at the lower of cost or market as determined by the retail method (average cost basis) and consist of finished goods.

        Principles of consolidation - The consolidated financial statements include the accounts of Kenwin Shops, Inc. and its subsidiaries, all of which are wholly owned. In consolidation, all intercompany balances and transactions have been eliminated.

        Property, plant and equipment - Depreciation of property, plant and equipment has been provided by using the straight-line method, based upon the estimated lives of the respective assets, ranging from 4 to 25 years. Amortization of leasehold improvements is provided by using the straight-line method based upon the life of the asset or term of the lease without regard to renewal options, whichever is shorter.

(2)	Concentrations of credit risk

        The Company maintains commercial checking accounts at several financial institutions. As of December 31, 1995, one of its operating accounts at a regional bank had a total balance which was $46,687, in excess of federally insured limits.

        The Company grants credit to customers, substantially all of whom are local residents in the same geographic region, and requires no collateral.

                         KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	Accounts receivable

        On September 29, 1995, the Company sold its accounts receivable to the Bank of Louisiana. The Company received $2,080,768 in net proceeds from the transfer of its receivables with recourse (Note 12). An initial reserve of $750,000 was set up which is increased by 2% of credit sales. This reserve will be used to guarantee delinquencies, claims and bad debts. The outstanding balance of accounts receivable at December 31, 1995 for which the company could be required to repurchase under the recourse provisions of the agreement totaled $4,280,001.

(4)	Income taxes

                The credit for income taxes is composed of the following:

                                                                  Years Ended
                                                ----------------------------------------------
                                                 December 31,     January 1,      January 2,
                                                     1995            1995            1994
                                                  (52 Weeks)      (52 Weeks)      (52 Weeks)
                                                --------------  --------------  --------------

Federal                                          $       -       $       -       $    166,163
State                                                    -               -              3,581
Deferred                                               67,358         563,332         123,823
                                                --------------  --------------  --------------
    Total                                        $     67,358    $    563,332    $    293,567
                                                ==============  ==============  ==============

        Deferred income taxes, resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes, are as follows:

                                                                  Years Ended
                                                ----------------------------------------------
                                                 December 31,     January 1,      January 2,
                                                     1995            1995            1994
                                                  (52 Weeks)      (52 Weeks)      (52 Weeks)
                                                --------------  --------------  --------------

Difference between tax and book:
  Depreciation and amortization	                 $     25,594    $     87,722    $    (48,260)
  Allowance for doubtful accounts                     109,215         118,940          16,220
  Basis of merchandise inventories                    (19,092)         (2,216)        (25,604)
Alternative minimum tax credit
  carryforward                                           -            (16,327)        (23,673)
Net operating loss carryforward                      (538,951)      1,143,767         205,140
Taxes applicable to extraordinary item                848,965            -               -
                                                --------------  --------------  --------------
                                                      425,731       1,331,886         123,823
Change in valuation allowance                        (358,373)       (768,554)           -
                                                --------------  --------------  --------------
Net deferred tax credit                          $     67,358    $    563,332    $    123,823
                                                ==============  ==============  ==============

                         KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)	Income taxes (continued)

        The following is a summary of the components of the net deferred tax asset and liability accounts recognized in the accompanying consolidated balance sheets:

                                                     1995            1994
                                                --------------  --------------

Deferred tax assets
 Difference between tax and book:
   Amortization                                  $    214,393    $    202,384
   Allowance for doubtful accounts                    387,375         278,160
   Basis of merchandise inventories                    51,088          70,180
 Tax effect of net operating loss carryforward        872,861       1,411,812
                                                --------------  --------------
        Total                                       1,525,717       1,962,536
Deferred tax liability
 Difference between tax and book:
   Depreciation                                      (215,337)       (228,922)
                                                --------------  --------------
        Net deferred taxes                          1,310,380       1,733,614
   Less valuation allowance                        (1,126,927)       (768,554)
                                                --------------  --------------
        Net deferred tax asset                   $    183,453    $    965,060
                                                ==============  ==============

        The effective tax rate for the Company is reconcilable to the federal statutory rate as follows:

                                                                  Percent
                                                ----------------------------------------------
                                                     1995            1994            1993
                                                --------------  --------------  --------------
Statutory rate                                          (34.0)          (34.0)          (34.0)
State income taxes, net of federal
  income tax benefit                                     (4.0)           (4.0)           (4.0)
Valuation allowance                                      10.9            23.7              -
Extraordinary item - forgiveness of debt                  2.4              -               -
Expenses producing no tax benefit                        11.2             2.8             0.4
Change in net operating loss                              3.4              -               -
Net temporary differences                                 6.4            (5.8)            8.6
Sundry                                                     -               -             (2.0)
                                                --------------  --------------  --------------
                                                         (3.7)          (17.3)          (31.0)
                                                ==============  ==============  ==============

        For income tax purposes, the Company has a net operating loss carryforward of $2,297,004 which expires as follows: $1,316,168 in the year 2009 and $980,836 in the year 2010. Based upon historical results and future plans, management anticipates that the loss will be utilized during the carryforward period in the normal course of operations. Due to going concern issues a reserve has been established to limit the net deferred tax asset (Note 13).

(5)	Cash surrender value of life insurance

        The Company is the owner and beneficiary of insurance policies on the lives of three of its former officers with face amounts totaling $84,000.

                         KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Credit arrangements

        On November 14, 1994, the Company obtained a $2,750,000 line of credit from Sterling National Bank & Trust Company of New York
("Sterling"). The note is secured by the general assets of the Company, including, but not limited to cash, accounts receivable, property and equipment, and intangibles.

        On October 23, 1995, the Company executed a new $1,500,000 post-bankruptcy line of credit with Sterling, at which point the existing loan balance was paid in full and the related security and loan agreement was terminated. The line of credit was secured by the general assets of the Company, including, but not limited to cash, property and equipment, and intangibles. The line of credit bears interest at Sterling's base rate plus 2.50%, which is payable monthly. The base rate was 8.75% at December 31, 1995.

        At December 31, 1995, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), eligible inventory value, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement. Management has requested a waiver from Sterling of these covenants for the period ended December 31, 1995.

        The weighted average interest rate for short-term borrowings was 11.25% at December 31, 1995, and 11% at January 1, 1995.

(7)	Lease commitments

        The Company's warehouse and retail stores are operated in leased premises. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, as of December 31, 1995:

  Year ending                                           Amount
----------------                                    --------------
    1996                                             $    519,423
    1997                                                  134,439
    1998                                                   56,508
                                                    --------------
        Total                                        $    710,370
                                                    ==============

        The following schedule shows the composition of total rental expense for all retail store operating leases:

                                                               For the Year Ended
                                                ----------------------------------------------
                                                 December 31,     January 1,      January 2,
                                                     1995            1995            1994
                                                --------------  --------------  --------------

Minimum rentals                                  $    704,000    $    832,000    $  1,007,000
Contingent rentals                                     63,000          61,000          96,000
                                                --------------  --------------  --------------
Total rent                                       $    767,000    $    893,000    $  1,103,000
                                                ==============  ==============  ==============

                         KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8)	Stockholders' equity

        Stock option plan (1990 Plan) - The plan provides that options to purchase 100,000 shares of common stock of the Company at prices ranging from 100% to 110% of the fair market value of the shares at the date of grant may be granted to officers of the Company and to certain key employees. Pursuant to this plan, the Board of Directors granted options to purchase 6,000 shares of the Company's common stock in 1992 to certain key employees at $6.25 per share, the fair market value of the shares at the date of grant. There are an additional 40,000 options outstanding under this plan granted in 1990 to four key employees who were also officers and directors of the Company. All are qualified incentive stock options expiring between August 1995 and March 1997.

        Stock option plan (1988 Plan) - The plan provided that options to purchase up to 100,000 shares of the Company's common stock at prices ranging from 100% to 110% of the fair market value of the shares at the date of grant may be granted to officers of the Company and to certain key employees. Pursuant to this plan, the Board of Directors granted options to purchase 99,500 shares of the Company's common stock. These were the only outstanding options under this plan. The qualified incentive stock options expired between March 1993 and December 1994.

        Stock option plan (1983 Plan) - Under the plan, three key employees, who are also officers and directors of the Company, were granted options to purchase 19,323 shares of common stock of the Company at $14.75 per share, the fair market value of the shares at the date of grant. These were the only outstanding options under this plan. The options were non-qualified and expired May 18, 1993.

        Stock option transactions under these plans are summarized as follows:

                                                    Shares            Option Price
                                                --------------  -----------------------

Outstanding January 3, 1993                           164,823    $  5.64  to  $  14.75
Expiring during the year ended January 2, 1994        (74,323)   $  9.77  to  $  14.75
Terminated employee                                      (500)                $   7.50
                                                --------------
Outstanding and exercisable at January 2, 1994         90,000    $  5.64  to  $   8.25
Expiring during the year ended January 1, 1995        (40,000)   $  5.64  to  $   8.25
Terminated employee                                      (500)                $   6.25
                                                --------------
Outstanding and exercisable at January 1, 1995         49,500    $  5.64  to  $   6.25
Expiring during the year ended December 31, 1995      (44,000)   $  5.64  to  $   6.00
                                                --------------
Outstanding and exercisable at December 31, 1995        5,500                 $   6.25
                                                ==============

        There were 1,000 options held by an officer of the Company at December 31, 1995. There were 54,000 shares available for future option grants under the 1990 Plan at December 31, 1995 and January 1, 1995.

        Non-qualified stock option plan (1990 Plan) - The plan provides that options to purchase up to 50,000 shares of the Company's common stock at 100% of the fair market value of the shares at the date of grant may be granted to outside directors of the Company. Pursuant to this plan, the outside directors were granted options to purchase 4,000 shares of the Company's common stock at $6.00 per share. These options expired June 22, 1995.

        There were also options outstanding which were held by outside directors of the Company granted in May 1983 to purchase 10,000 shares of the Company's common stock at $14.75 per share. These options expired May 18, 1993.

                         KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)	Leased department sales

        Leased department sales are included in net sales and amounted to approximately $832,150, $911,000, and $1,148,000 for the years ended December 31, 1995, January 1, 1995, and January 2, 1994, respectively.

(10)	Earnings per share

        Primary earnings per share are based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding, computed in accordance with the assumptions required by the modified treasury stock method. Common stock equivalent shares include shares which would be issuable upon the exercise of outstanding options reduced by the number of shares which are assumed to be repurchased by the Company with the proceeds from the exercise of the options. The shares are assumed to be repurchased at the average market price during the year.

        Fully diluted earnings per share have been computed in the same manner as primary earnings per share, except that shares are assumed to be purchased at the higher of the average or year-end market price.

        The incremental shares computed under the modified treasury stock method and included in the weighted average number of common and common equivalent shares outstanding amount to 2,846 shares (primary) and 3,986 shares (fully diluted) in 1993.

        In 1995 and 1994, shares issuable upon the exercise of stock options have not been included in the per share computations because the effect of such would be anti-dilutive.

        In 1995, primary and fully diluted earnings per share is comprised of the following amounts:

        Loss before extraordinary item           $      (4.04)
        Extraordinary item                               3.19
                                                --------------
        Net loss                                 $      (0.85)
                                                ==============

(11)	Reorganization items

        The accompanying consolidated condensed financial statements include a reorganization charge of $527,757 for the year ended December 31, 1995 and $686,155 for the year ended January 1, 1995. The reorganization charge relates primarily to legal and professional fees in connection with the Chapter 11 filing, amortization of due diligence and other fees for the post-petition line of credit, and losses associated with the abandonment of leasehold improvements and store fixtures in stores which were closed.

        Reorganization items representing outflows of cash are as follows:

                                                               For the Year Ended
                                                ----------------------------------------------
                                                 December 31,     January 1,      January 2,
                                                     1995            1995            1994
                                                --------------  --------------  --------------

Loan costs paid                                  $       -       $     95,963    $       -
Professional fees paid                                521,028          70,000            -
Other costs paid                                       60,702          34,603            -
                                                --------------  --------------  --------------
        Total                                    $    581,730    $    200,566    $       -
                                                ==============  ==============  ==============

                         KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(12)	Bankruptcy

        On September 19, 1994, Kenwin Shops, Inc. (the "Debtor") filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Southern District of New York. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws were stayed while the Debtor continued business operations as Debtor-in-Possession. These claims are reflected in the January 1, 1995 balance sheet as "liabilities subject to compromise."

        On October 12, 1995, an order confirming the Debtor's plan of reorganization was entered by the court. On October 23, 1995, the unsecured creditors were paid a 25% cash settlement and were issued 149,260 shares of common stock (rounded to account for fractional shares). Cash was provided for the settlement by the sale of the Company's accounts receivable (Note 3). The conversion of debt to common stock resulted in a noncash financing activity totaling $464,630.

        On October 23, 1995, the Company executed a new $1,500,000 post-bankruptcy line of credit with Sterling, at which point the existing loan balance was paid in full and the related security and loan agreement was terminated.


(13)	Contingency - going concern

        As presented in the accompanying financial statements, the Company incurred losses before income taxes and extraordinary items of $1,824,095, $3,247,448 and $945,594 for the years ended December 31,
1995, January 1, 1995 and January 2, 1994, respectively. The Company also experienced difficulty obtaining sufficient credit from its bank and its suppliers during these periods.

        During 1996, management intends to closely monitor the operations of its existing locations and streamline administrative overhead. One of the key factors in the Company's recent financial difficulties was an increasing inability to obtain adequate credit with which to finance inventory purchases. This condition impacted the quantity and selection of goods in the stores, with the result being an expanding cycle of lost sales and customers. Management believes that the Company's Chapter 11 reorganization plan and the $1,500,000 line of credit (Note 6) will allow the Company to maintain sufficient inventory levels and selection to draw customers back and enable it to capitalize on major sales seasons such as Easter, Mother's Day, and Christmas, when historically the Company has generated much of its profits.

        The ability of the Company to continue as a going concern is dependent on the continuation of financing to fund purchases of inventory and the ability of management to return the Company's operations to profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

        ITEM 9.	 DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


                                        NONE




PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                The information in response to this item is incorporated by reference to the Definitive Proxy Statement to be filed by Registrant for the Annual Meeting of Stockholders to be held on May 15, 1996.



        ITEM 11.  EXECUTIVE COMPENSATION

                The information in response to this item is incorporated by reference to the Definitive Proxy Statement to be filed by Registrant for the Annual Meeting of Stockholders to be held on May 15, 1996.

        ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

                The following information is furnished as to all persons, known to the beneficial owner of more than 5 percent of the Company's common stock, and as to all directors and nominees, and all directors and officers, as a group:

        Name and Address of Beneficial Owner               Number of            Percent
        Name of Individual or Identity of Group		    Shares               Class
        ----------------------------------------------  --------------      --------------
        Philip Abramson                                        43,900  (1)        7.89
        4747 Granite Drive
        Tucker, Georgia 30084

        Kenneth Silberstein                                    37,190  (2)        6.68
        4747 Granite Drive
        Tucker, Georgia 30084

        Richard Moskowitz                                      24,978             4.49

        Robert Schwartz                                        20,086  (3)        3.61

        Ira Abramson                                            9,944  (4)        1.79

        Martin L. Conrad                                          500             0.09

        Henry S. Krauss                                           500             0.09

        Donald Schwartz                                           350             0.06

        Kenneth Sauer                                             100             0.02

        All Officers and Directors as a Group (7 persons)      93,298  (5)       16.77

        (1)     Includes 21,163 shares owned by Mr. Abramson's wife.

        (2)     Includes 12,051 shares owned by Mr. Silberstein's wife.

        (3) Includes 8,906 shares owned by Mr. Schwartz's wife, 200 shares owned by Mr. Schwartz as custodian for his minor children, and 200 shares owned by Mr. Schwartz's wife as custodian for their minor children.

        (4) Includes 1,106 shares owned by Ira Abramson's wife, 190 shares owned by Mr. Abramson's wife as custodian for one of their daughters, 227 shares owned by Mr. Abramson's wife as custodian for their other daughter, 112 shares owned by Mr. Abramson as custodian for one of their daughters and 75 shares owned by Mr. Abramson as custodian for their other daughter.

        (5) Includes shares owned by Mr. Silberstein, who was a director during the fiscal year ended December 31, 1995, but who is not a nominee, and does not include the shares owned by Mr. Donald Schwartz, who is a nominee.


        ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                The information in response to this item is incorporated by reference to the Definitive Proxy Statement to be filed by Registrant for the Annual Meeting of Stockholders to be held on May 15, 1996.

                           KENWIN SHOPS, INC.

                       ANNUAL REPORT ON FORM 10-K
                    ITEM 14 (a)(1), (a)(2), and (b)
     LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                          REPORTS ON FORM 8-K
                     FINANCIAL STATEMENT SCHEDULES

                  FOR THE YEAR ENDED DECEMBER 31, 1995

SCHEDULE II

                           KENWIN SHOPS, INC.
                            AND SUBSIDIARIES

                   VALUATION AND QUALIFYING ACCOUNTS

  Years Ended December 31, 1995, January 1, 1995, and January 2, 1994


      Column A                       Column B                Column C                Column D        Column E
--------------------------------  --------------  ------------------------------  --------------  --------------
                                                             Additions
                                                  ------------------------------
                                                      (1)              (2)
                                    Balance at     Charged to       Charge to
                                     Beginning     Costs and          Other                        Balance at
Description                          of Period      Expenses         Accounts       Deductions     End of Period
--------------------------------  --------------  --------------  --------------  --------------  --------------
Allowance for doubtful accounts

   December 31, 1995               $    732,000    $    530,665    $       -       $   (243,256)   $  1,019,409

   January 1, 1995                 $    419,000    $    526,871    $       -       $   (213,871)   $    732,000

   January 2, 1994                 $    377,000    $    399,823    $       -       $   (357,823)   $    419,000


Deferred Tax Asset Valuation
   Account

   December 31, 1995               $    768,554    $       -       $    425,731    $    (67,358)   $  1,126,927

   January 1, 1995                 $       -       $       -       $  1,331,886    $   (563,332)   $    768,554

   January 2, 1994                 $       -       $       -       $       -       $       -       $       -

Column C(2) charged against Deferred Tax Asset

                                Part IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                AND REPORTS ON FORM 8-K

(a)     1.      Financial Statements

                The following consolidated financial statements of Kenwin Shops, Inc. are included in Part II, Item 8:

                Independent Auditors' Report

                Consolidated Balance Sheets - December 31, 1995 and January 1, 1995

                Consolidated Statements of Income for the years ended December 31, 1995, January 1, 1995, and January 2, 1994

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, January 1, 1995, and January 2, 1994

                Consolidated Statements of Cash Flows for the years ended December 31, 1995, January 1, 1995, and January 2, 1994

                Notes to Consolidated Financial Statements, Notes 1 to
                13

        2.      Financial Statement Schedules

                The following consolidated financial statement schedule of Kenwin Shops, Inc. is included in Part IV:

                Schedule II - Valuation and Qualifying Accounts

                All other schedules have been omitted as the required information is either (a) not present or is not present in sufficient amounts to require submission of the schedules, or (b) included in the financial statements or notes thereto.

        3.      Exhibits

                Exhibit 2  -    Second Amended Plan of Reorganization and
                                copy of the Bankruptcy Court's order,
                                filed as an Exhibit to the Company's
                                Current Report on Form 8-K, dated
                                October 12, 1995, and incorporated
                                herein by reference.

                Exhibit 3  -    Articles of Incorporation and By-Laws,
                                filed as Exhibit 3 to the Company's 1994
                                Annual Report on Form 10-K, and
                                incorporated herein by reference.

                Exhibit 21  -   Subsidiaries of the Registrant

                Exhibit 27  -   Financial Data Schedule

                Exhibit 99  -   Cross Reference to Proxy Statement
                                Incorporated by Reference

(b)             Reports on Form 8-K

                One Report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1995. On October 12, 1995, an order confirming a plan of reorganization was entered by a court having jurisdiction over the business and assets of the Company.

                               SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KENWIN SHOPS, INC.

March 15, 1996                    by    /s/ Ira Abramson
                                        ______________________
                                        Ira Abramson,
                                        Chairman of the Board,
                                        (Principal Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Ira Abramson         Chairman of the Board, Assistant Secretary and
-----------------------  Director                        March 15, 1996
Ira Abramson

/s/ Robert Schwartz      President and Director          March 15, 1996
-----------------------
Robert Schwartz

/s/ Kenneth Silberstein  Director                        March 15, 1996
-----------------------
Kenneth Silberstein

/s/ Richard Moskowitz    Vice President, Secretary and Director
-----------------------                                  March 15, 1996
Richard Moskowitz

/s/ Kenneth G. Sauer     Treasurer (Principal Financial Officer)
-----------------------                                  March 15, 1996
Kenneth G. Sauer

/s/ Martin L. Conrad     Director                        March 15, 1996
-----------------------
Martin L. Conrad

/s/ Henry S. Krauss      Director                        March 15, 1996
-----------------------
Henry S. Krauss