Form 10-Q
period 1996-03-31
KENWIN SHOPS INC
filed 1996-05-15
CIK 55393

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended      March 31, 1996

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

     As of March 31, 1996, there were 556,350 shares outstanding of the registrant's common stock.

                   PART I - FINANCIAL INFORMATION

                         KENWIN SHOPS, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                             (Unaudited)

                                        March 31, 1996     April 2, 1995
                                        --------------    --------------

REVENUES
 Retail sales (Note 6)                   $  2,969,107      $  3,641,326
 Other income, principally                      5,027           196,030
  finance charges                       --------------    --------------
    TOTAL REVENUES                          2,974,134         3,837,356
                                        --------------    --------------

COSTS AND EXPENSES
 Cost of goods sold, including
  occupancy and distribution expenses       2,034,002         2,329,309
 Selling, general and administrative
  expenses                                  1,697,953         1,755,553
 Depreciation and amortization                 72,776            85,973
 Interest expense, net                         11,698            38,694
                                        --------------    --------------
    TOTAL COSTS AND EXPENSES                3,816,429         4,209,529
                                        --------------    --------------

    LOSS BEFORE REORGANIZATION
    ITEMS AND INCOME TAXES                   (842,295)         (372,173)
                                        --------------    --------------

REORGANIZATION ITEMS (Note 7)
 Professional fees                               -              136,783
 Other costs and fees                            -               39,641
                                        --------------    --------------
   TOTAL REORGANIZATION ITEMS                    -              176,424
                                        --------------    --------------
INCOME TAXES                                     -                 -
                                        --------------    --------------
   NET LOSS                              $   (842,295)     $   (548,597)
                                        ==============    ===============


   NET LOSS PER SHARE                    $      (1.51)     $      (1.35)
                                        ==============    ==============

See accompanying notes to consolidated condensed financial statements.

                         KENWIN SHOPS, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Unaudited)

                                        March 31, 1996  December 31, 1995
                                        --------------  -----------------

                               ASSETS
CURRENT ASSETS
  Cash                                    $    454,347      $    274,177
  Accounts receivable, less allowance
   for doubtful accounts of $508,866
   and $1,019,409, respectively (Note 4)       377,266           359,850
  Miscellaneous other accounts
   receivable                                      480             4,812
  Merchandise inventories                    1,950,732         2,042,880
  Prepaid expenses and refundable taxes        119,836           129,632
                                         --------------    --------------
    TOTAL CURRENT ASSETS                     2,902,661         2,811,351
                                         --------------    --------------
PROPERTY AND EQUIPMENT, at cost              4,088,130         4,080,571
  Less accumulated depreciation and
   amortization                              3,010,510         2,946,385
                                         --------------    --------------
  PROPERTY AND EQUIPMENT, net (Note 4)       1,077,620         1,134,186
                                         --------------    --------------
OTHER ASSETS
  Other assets                                  69,022            68,872
  Deferred income taxes (Note 5)               183,453           183,453
                                         --------------    --------------
    TOTAL OTHER ASSETS                         252,475           252,325
                                         --------------    --------------
    TOTAL ASSETS                          $  4,232,756      $  4,197,862
                                         ==============    ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                          $    170,036      $    182,897
  Line of credit (Note 4)                      732,401              -
  Accounts payable, trade                      760,311           534,129
  Accrued expenses and other
   liabilities                                 209,307           259,470
  Taxes withheld and accrued                   111,038           129,408
  Customers' deposits on layaways               78,489            78,489
                                         --------------    --------------
    TOTAL CURRENT LIABILITIES                2,061,582         1,184,393
                                         --------------    --------------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value;
   authorized, 1,000,000 shares;
   issued 613,472 shares                       613,472           613,472
  Additional paid-in capital                   991,819           991,819
  Retained earnings                          1,469,000         2,311,295
                                         --------------    --------------
                                             3,074,291         3,916,586
  Less treasury stock, at cost,
   57,122 shares                               903,117           903,117
                                         --------------    --------------
    TOTAL STOCKHOLDERS' EQUITY               2,171,174         3,013,469
                                         --------------    --------------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $  4,232,756      $  4,197,862
                                         ==============    ==============




See accompanying notes to consolidated condensed financial statements.

                          KENWIN SHOPS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                  For the Quarters Ended
                                              ------------------------------
                                              March 31, 1996  April 2, 1995
                                              --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                        $ (842,295)     $ (548,597)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities
   Depreciation and amortization                     91,184         116,897
   Provision for doubtful accounts                   50,082          30,443
   Changes in assets (increase) decrease
     Customers' accounts receivable, net            (67,498)        519,705
     Miscellaneous other accounts
      receivable                                      4,332              97
     Merchandise inventories                         92,148        (720,946)
     Prepaid expenses and refundable taxes           (8,612)        (84,780)
     Other assets                                      (150)          4,852
   Changes in liabilities increase (decrease)
     Accounts payable, trade                        226,182            -
     Post-petition accounts payable, trade             -            695,833
     Bank overdraft                                 (12,861)           -
     Accrued expenses and liabilities               (50,163)           -
     Post-petition accrued expenses and
       liabilities                                     -            (86,199)
     Taxes withheld and accrued                     (18,370)        (41,795)
                                                ------------    ------------
       NET CASH USED BY OPERATING
        ACTIVITIES                                 (536,021)       (114,490)
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment             (16,210)        (24,548)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                   2,389,000         682,380
  Repayments of bank borrowings                  (1,656,599)       (480,969)
                                                ------------    ------------
       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                       732,401         201,411
                                                ------------    ------------

NET INCREASE IN CASH                                180,170          62,373

CASH, BEGINNING OF PERIOD                           274,177         507,164
                                                ------------    ------------

CASH, END OF PERIOD                              $  454,347      $  569,537
                                                 ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period                $    16,852     $   23,818
                                                 ============   ============
  Income taxes paid during the period            $      -        $     -
                                                 ============   ============

See accompanying notes to consolidated condensed financial statements.

                          KENWIN SHOPS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (Unaudited)


Note 1 In the opinion of Kenwin Shops, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations for the quarters ended March 31, 1996 and April 2, 1995. The results of operations for the quarters ended
         March 31, 1996 and April 2, 1995 are not necessarily indicative of the results to be expected for the full year.

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

         On October 12, 1995, an order confirming the Debtor's plan of reorganization was entered by the court. On October 23, 1995, the unsecured creditors were paid a 25% cash settlement and were issued 149,260 shares of common stock (rounded to account for fractional shares). Cash was provided for the settlement by the sale of the Company's accounts receivable. The conversion of debt to common stock resulted in a noncash financing activity totaling $464,630.

Note 3 There were 102 stores in operation on March 31, 1996 and on April 2, 1995.

Note 4 On October 23, 1995, the Company executed a new $1,500,000 post-bankruptcy line of credit with Sterling National Bank & Trust Company of New York ("Sterling"). The line of credit is secured by the general assets of the Company, including, but not limited to cash, property and equipment, and intangibles. The line of credit bears interest at Sterling's base rate plus 2.5%, which is payable monthly. The base rate was 8.25% at March 31, 1996.

         At March 31, 1996, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement. Management has requested a waiver from Sterling of these covenants for the period ended March 31, 1996.

Note 5 The following is a summary of the net deferred tax asset and liability accounts recognized in the accompanying consolidated condensed balance sheet as of March 31, 1996:

                                          Quarter Ended          Year Ended
                                          March 31, 1996      December 31, 1995

           Deferred tax assets              $ 1,298,665         $ 1,310,380
           Valuation allowance               (1,115,212)         (1,126,927)
                                           -------------       -------------
              Net deferred taxes            $   183,453         $   183,453
                                           =============       =============

Note 6   Leased department sales included in net sales:

                           Quarters Ended
                -------------------------------------
                March 31, 1996          April 2, 1995
                --------------         --------------
                 $    208,700           $    175,500
                ==============         ==============

                         KENWIN SHOPS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (Unaudited)


Note 7 The accompanying consolidated condensed financial statements include a reorganization charge of $176,424 for the quarter ended
         April 2, 1995. The reorganization charge related primarily to legal and professional fees in connection with the Chapter 11 filing, and amortization of due diligence and other fees for the post-petition line of credit.

         Reorganization items representing outflows of cash for the quarter ending April 2, 1995 are as follows:

              Professional fees paid                  $    153,429
              Other costs and fees paid                     11,170
                                                     --------------
                Total                                 $    164,599
                                                     ==============

Note 8 Shares issuable upon the exercise of stock options have not been included in the earnings per share computations for the quarters ended March 31, 1996 and April 2, 1995 because the effect of such would be immaterial.

         The weighted average number of common shares entering into the calculation of earnings per share was 556,350 and 407,090 for the quarters ended March 31, 1996 and April 2, 1995, respectively.

                          KENWIN SHOPS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS


         NET SALES decreased $672,000 (18.5%) for the quarter ended March 31, 1996 as compared to the corresponding 1995 period. Management estimates that approximately $150,000 of the decrease resulted from temporary store closings that occurred during February due to extreme winter weather. Additionaly, same store sales were $380,000 less in January 1996 as compared to January 1995. Management attributes the bulk of this decrease to unusually high sales in January 1995 resulting from the large volume of markdowns which were taken in that month in an effort to rid the stores of slow moving and discontinued merchandise, primarily in the sportwear line. This step was taken in the context of an overall strategy during the bankruptcy of repositioning Kenwin's product line and establishing relationships with preferred suppliers. The markdowns were successful in attracting bargain conscious shoppers during what is usually a period of slow sales. Kenwin's merchandising mix now consists of approximately 70% dresses, 20% sportswear, and 10% children's clothing.

         COST OF GOODS SOLD, INCLUDING OCCUPANCY AND DISTRIBUTION EXPENSES as a percentage of sales, increased from 64% for the quarter ended April 2, 1995 to 68.5% for the quarter ended March 31, 1996. The increase is primarily due to significant markdowns which were reflected in the January 1995 beginning inventory cost.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A") decreased $57,600 (3.3%) for the quarter ended March 31, 1996 as compared to the corresponding 1995 period. This decrease was principally due to a reduction in advertising expenditures for the quarter.

         INTEREST EXPENSE is primarily the result of short-term bank borrowings.

                         KENWIN SHOPS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities as well as an available line of credit with a bank for short-term borrowings are the Company's primary sources of liquidity and capital. The increase in cash for the quarter ended March 31, 1996, is attributable to the decrease in the Company's net investment in inventory (decrease in inventory less accounts payable increase), plus additional bank borrowings.

        The line of credit for short-term borrowings and the anticipated funds from operations are current financial resources available to the Company which are expected to be adequate to finance the foreseeable capital and operating requirements.

        The following items measure the Company's ability to meet its short-term obligations:

                                          March 31, 1996    December 31, 1995
                                          --------------    -----------------
        Working capital                     $  841,079         $  1,626,958

        Working capital ratio                    1.4                 2.4

                     PART II - OTHER INFORMATION

                          KENWIN SHOPS, INC.

        Item 3, Defaults by the Company on its senior securities.

        Part (a). At December 31, 1995 and March 31, 1996, the Company's earnings before interest, taxes, and depreciation and amortization (EBITDA), cumulative EBITDA, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement.
        Management has requested a waiver of these requirements for the periods ended December 31, 1995 and March 31, 1996.


        Item 6(b), Reports on Form 8-K

        No Form 8-K, Current Report, forms were filed during the quarter ended March 31, 1996.

                            KENWIN SHOPS, INC.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   KENWIN SHOPS, INC.
                                   (Registrant)


May 13, 1996                     /s/ Robert Schwartz
Date                               Robert Schwartz
                                   President


May 13, 1996                     /s/ Kenneth G. Sauer
Date                               Kenneth G. Sauer, Treasurer
                                   Principal Accounting Officer