Form 10-Q
period 1996-06-30
KENWIN SHOPS INC
filed 1996-08-14
CIK 55393

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended      June 30, 1996

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

     As of June 30, 1996, there were 556,350 shares outstanding of the registrant's common stock.

                   PART I - FINANCIAL INFORMATION

                         KENWIN SHOPS, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                             (Unaudited)

                             For the Six Months Ended  For the Quarters Ended
                                June 30,   July 2,       June 30,    July 2,
                                  1996      1995           1996       1995
                             ------------------------  -----------------------

REVENUES
 Retail sales (Note 5)       $ 6,637,021  $ 8,156,154  $ 3,667,914  $ 4,514,828
 Other income, principally
  finance charges                 13,580      431,673        3,399      235,643
                             -----------  -----------  -----------  -----------
    TOTAL REVENUES             6,650,601    8,587,827    3,671,313    4,750,471
                             -----------  -----------  -----------  -----------

COSTS AND EXPENSES
 Cost of goods sold,
  including occupancy and
  distribution expenses        4,198,137    5,331,349    2,164,135    3,001,940
 Selling, general and
  administrative expenses      3,442,228    3,488,829    1,744,275    1,733,276
 Depreciation                    145,862      171,609       73,086       85,636
 Interest expense                 30,369       83,087       13,517       44,393
                             -----------  -----------  -----------  -----------
    TOTAL COSTS AND EXPENSES   7,816,596    9,074,774    3,995,013    4,865,245
                             -----------  -----------  -----------  -----------

    LOSS BEFORE REORGANIZATION
    ITEMS AND INCOME TAXES    (1,165,995)    (486,947)    (323,700)    (114,774)
                             -----------  -----------  -----------  -----------

REORGANIZATION ITEMS (Note 6)
 Professional fees                  -         304,400         -         167,617
 Other costs and fees               -          73,847         -          34,206
                             -----------  -----------  -----------  -----------
TOTAL REORGANIZATION ITEMS          -         378,247         -         201,823
                             -----------  -----------  -----------  -----------
LOSS BEFORE INCOME TAX
 EXPENSE                      (1,165,995)    (865,194)    (323,700)    (316,597)
                             -----------   ----------  -----------  -----------
INCOME TAX EXPENSE              (183,453)     (87,817)    (183,453)     (87,817)
                             -----------  -----------  -----------  -----------

   NET LOSS                  $(1,349,448)  $ (953,011) $  (507,153) $  (404,414)
                             ===========   ==========  ===========  ===========


   NET LOSS PER SHARE        $    (2.43)   $    (2.34) $     (0.91) $     (0.99)
                             ==========    ==========  ===========  ===========

See accompanying notes to consolidated condensed financial statements.

                         KENWIN SHOPS, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Unaudited)

                                        June 30, 1996   December 31, 1995
                                        --------------  -----------------

                               ASSETS
CURRENT ASSETS
  Cash                                   $     370,163      $    274,177
  Accounts receivable, less allowance
   for doubtful accounts of $401,801
   and $1,019,409, respectively (Note 3)        88,552           364,662
  Merchandise inventories                    1,677,704         2,042,880
  Prepaid expenses and refundable taxes        129,125           129,632
                                         --------------    --------------
    TOTAL CURRENT ASSETS                     2,265,544         2,811,351
                                         --------------    --------------

PROPERTY AND EQUIPMENT, at cost              4,097,190         4,080,571
  Less accumulated depreciation and
   amortization                              3,083,596         2,946,385
                                         --------------    --------------
  PROPERTY AND EQUIPMENT, net (Note 3)       1,013,594         1,134,186
                                         --------------    --------------
OTHER ASSETS
  Other assets                                  69,022            68,872
  Deferred income taxes (Note 4)                  -              183,453
                                         --------------    --------------
    TOTAL OTHER ASSETS                          69,022           252,325
                                         --------------    --------------
    TOTAL ASSETS                          $  3,348,160      $  4,197,862
                                         ==============    ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                          $    226,052      $    182,897
  Line of credit (Note 3)                      733,544              -
  Accounts payable, trade                      406,494           534,129
  Accrued expenses and other
   liabilities                                 157,515           259,470
  Taxes withheld and accrued                    82,045           129,408
  Customers' deposits on layaways               78,489            78,489
                                         --------------    --------------
    TOTAL CURRENT LIABILITIES                1,684,139         1,184,393
                                         --------------    --------------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value;
   authorized, 1,000,000 shares;
   issued 613,472 shares                       613,472           613,472
  Additional paid-in capital                   991,819           991,819
  Retained earnings                            961,847         2,311,295
                                         --------------    --------------
                                             2,567,138         3,916,586
  Less treasury stock, at cost,
   57,122 shares                               903,117           903,117
                                         --------------    --------------
    TOTAL STOCKHOLDERS' EQUITY               1,664,021         3,013,469
                                         --------------    --------------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $  3,348,160      $  4,197,862
                                         ==============    ==============




See accompanying notes to consolidated condensed financial statements.

                          KENWIN SHOPS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                 For the Six Months Ended
                                              ------------------------------
                                              June 30, 1996    July 2, 1995
                                              --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $(1,349,448)   $ (953,011)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities
   Depreciation and amortization                    181,814         202,018
   Loss on disposal of property and
    equipment                                          -                574
   Provision for doubtful accounts                  183,240          92,151
   Deferred income taxes, net                       183,453          87,817
   Changes in assets (increase) decrease
     Accounts receivable, net                        92,870         491,321
     Merchandise inventories                        365,176        (132,372)
     Prepaid expenses and refundable taxes          (35,445)        (27,783)
     Other assets                                      (150)          4,924
   Changes in liabilities increase (decrease)
     Accounts payable, trade                       (127,635)        187,465
     Bank overdraft                                  43,155            -
     Accrued expenses and other liabilities        (101,955)         91,302
     Taxes withheld and accrued                     (47,363)        (60,794)
                                                ------------   -------------
       NET CASH USED BY OPERATING
        ACTIVITIES                                 (612,288)        (16,388)
                                                ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment             (27,842)        (37,314)
  Proceeds from sale of property and equipment        2,572           6,218
                                                ------------   -------------
       NET CASH USED BY INVESTING ACTIVITIES        (25,270)        (31,096)
                                                ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                   4,807,000         967,379
  Repayments of bank borrowings                  (4,073,456)       (791,233)
                                                ------------   -------------
       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                        733,544         176,146
                                                ------------   -------------

NET INCREASE IN CASH                                 95,986         128,662

CASH, BEGINNING OF PERIOD                           274,177         507,164
                                                ------------   -------------

CASH, END OF PERIOD                             $   370,163    $    635,826
                                                =============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period               $     30,369   $      83,087
                                                =============  =============
  Income taxes paid during the period           $       -      $     -
                                                =============  =============

See accompanying notes to consolidated condensed financial statements.

                          KENWIN SHOPS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (Unaudited)


Note 1 In the opinion of Kenwin Shops, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the six months and quarters ended June 30, 1996 and July 2, 1995 and cash flows for the six months ended June 30, 1996 and July 2, 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial state-ments. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 and July 2, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2 There were 102 stores in operation on June 30, 1996 and on July 2, 1995 (see Note 10).

Note 3 At June 30, 1996, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), and minimum net worth, as defined in the loan agreement with Sterling National Bank and Trust ("Sterling"), were less than the amounts required. Therefore, the Company failed to fulfill a loan covenant requiring a zero balance for a 30-day period during the quarter ended June 30, 1996. There-fore, the Company was in default of its loan agreement for the period ended June 30, 1996. The Company was also in default based on the earnings and minimum net worth covenants at December 31, 1995. Management has requested a waiver from Sterling of these covenants for the two periods.

Note 4 The following is a summary of the net deferred tax asset account recognized in the accompanying consolidated condensed balance sheet as of June 30, 1996:

                                        Six Months Ended        Year Ended
                                          June 30, 1996      December 31, 1995

           Deferred tax assets              $ 1,749,334         $ 1,310,380
           Valuation allowance               (1,749,334)         (1,126,927)
                                           -------------       -------------
              Net deferred taxes            $      -            $   183,453
                                           =============       =============

Note 5   Leased department sales included in net sales:

                Six Months Ended                   Quarters Ended
         ------------------------------    --------------------------------
          June 30, 1996    July 2, 1995     June 30, 1996     July 2, 1995
         ---------------  --------------   ---------------   --------------
          $    532,800     $    446,400     $    324,100      $    271,000
         ==============    =============    =============     =============

                               KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


Note 6 The accompanying consolidated condensed financial statements include reorganization charges of $378,247 and $201,823 for the six months and quarter ended July 2, 1995, respectively. The charges related to a Chapter 11 reorganization which was completed October 12, 1995.

         Reorganization items representing outflows of cash for the six months and quarter ended July 2, 1995 are as follows:

                                              Six Months Ended  Quarter Ended
                                              ----------------  -------------

              Professional fees paid            $    153,429     $     -
              Other costs and fees paid               17,670          6,500
                                                -------------    -----------
                Total                           $    171,099     $    6,500
                                                =============    ===========

Note 7 Shares issuable upon the exercise of stock options have not been included in the earnings per share computations for the six months and quarters ended June 30, 1996, and July 2, 1995, because the effect of such would be immaterial.

         The weighted average number of common shares entering into the calculation of earnings per share was 556,350 and 407,090 for the six months and quarters ended June 30, 1996 and July 2, 1995, respectively.

Note 8 As presented in the accompanying financial statements, the Company incurred losses before income taxes of $1,165,995 and $323,700 for the six months and quarter ended June 30, 1996, respectively. The Company also experienced difficulty obtaining sufficient credit from its bank and it suppliers during these peirod.

         During 1996, management intends to closely monitor the operations of its existing locations and streamline administrative overhead. One of the key factors in the Company's recent financial difficulties is an increasing inability to obtain adequate credit with which to finance inventory purchases. The condition impacts the quantity and selection of goods in the stores, with the result being an expanding cycle of lost sales and customers. Management believes the current line of credit will no longer be adequate to finance the operating requirements of the Company. The Company has embarked upon a plan to seek an infusion of funds through an equity investment by an outside source. Negotiations are currently underway with a possible investor. The Company anticipates that with the necessary capital infusion, it can increase the flow of merchandise to its stores and thereby increase sales volume.

                                KENWIN SHOPS, INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    (UNAUDITED)

         The ability of the Company to continue as a going concern is dependent on obtaining adequate funding for the purchase of inventory and the ability of management to return the Company's operations to profitability. The financial statements do not include any adjust-ments that might be necessary if the Company is unable to continue as a going concern.

Note 9 Certain items in 1995 have been reclassified in the accompanying financial statements in order to conform with the 1996 presentation.

Note 10 Subsequent to the quarter ended June 30, 1996, the Company closed six of its existing stores. The inventory from the stores that were closed has been relocated to the more profitable stores.

                          KENWIN SHOPS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS


         NET SALES decreased $1,519,100 (18.6%) for the six months ended June 30, 1996 and decreased $846,900 (18.8%) for the quarter ended June 30, 1996 as compared to the corresponding 1995 periods. Management attributes the majority of the decrease to the Company's inability to adequately stock its stores with merchandise. Poor cash flow, the lack of vendor support and the continuing weak economic conditions in the retail industry continue to produce weak sales. The Easter season, one of the busiest with regard to sales, was split between the first and second quarters in 1996 and fell entirely in the second quarter in 1995, the effect of which was an estimated reduction in sales of approximately $350,000 during the second quarter of this year.

         COST OF GOODS SOLD, INCLUDING OCCUPANCY AND DISTRIBUTION EXPENSES as a percentage of sales, decreased from 65.4 % and 66.5% for the six months and quarter ended July 2, 1995 to 63.3% and 59.0% for the six months and quarter ended June 30, 1996, respectively. These decreases were primarily due to the increase in the Company's maintained markup, derived through lower inventory markdowns.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $46,601 (1.3%) and $10,999 (0.6%) for the six months and quarter ended June 30, 1996 as compared to the corresponding 1995 period. These decreases were principally due to reductions in advertising expenditures and credit related expenses.

         INTEREST EXPENSE is primarily the result of short-term bank borrowings.

         INCOME TAX EXPENSES results from an increase in the deferred tax asset valuation account due to uncertainty regarding the Company's ability to realize future benefit from its net operating loss carryforwards.

         As a result of the factors mentioned above, the Company's consolidated net loww for the six months ended June 30, 1996 amounted to $1,349,400 ($2.43 per share), compared to a loss of $953,000 ($2.34 per share) for the corresponding 1995 period and the consolidated net loss for the quarter ended June 30, 1996 amounted to $507,200 ($.91 per share), compared to a loss of $404,400 ($.99 per share) for the corresponding 1995 period.

                         KENWIN SHOPS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities as well as an available line of credit with a bank for short-term borrowings are the Company's primary sources of liquidity and capital. The increase in cash for the six months ended June 30, 1996 is attributable to the decrease in the Company's net investment in inventory, decrease in inventory, plus additional bank borrowings.

        The line of credit for short-term borrowings and the anticipated funds from operations are current financial resources available to the Company. These funds have in the past been adequate to finance the operating require-ments of the Company. However, due to faltering sales and poor economic conditions, these funds no longer appear to be adequate to finance the requirements of the Company in the future. The Company has embarked upon a plan to seek an infusion of funds through an equity investment by an outside source. Negotiations are currently underway with a possible investor. The Company anticipates that with the necessary capital infusion, it can increase the flow of merchandise to its stores and thereby increase sales volume.

        Retail stores in operation since January 1, 1995 to date have consistently been at 102. However, in an attempt to cut operating costs and other expenses, the Company has embarked upon a plan to close some of its locations leaving 96 currently in operation. Dependent upon the outcome of the aforementioned negotiations, additional stores may be closed.

        The following items measure the Company's ability to meet its short-term obligations:

                                          June 30, 1996     December 31, 1995
                                          --------------    -----------------
        Working capital                     $  581,400         $  1,626,000

        Working capital ratio                    1.3                 2.4

                     PART II - OTHER INFORMATION

                          KENWIN SHOPS, INC.

        Item 3, Defaults by the Company on its senior securities.

        Part (a). At December 31, 1995 and June 30, 1996, the Company's earnings before interest, taxes, and depreciation and amortization (EBITDA), cumulative EBITDA, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required.
        In addition, the Company failed to fulfill a loan covenant requiring a zero balance for a thirty-day period during the quarter ended June 30 1996. Therefore, the Company was in default of its loan agreement. Management has requested a waiver of these requirements for the periods ended December 31, 1995 and June 30, 1996.


        Item 6(b), Reports on Form 8-K

        No Form 8-K, Current Report, forms were filed during the quarter ended June 30, 1996.

                            KENWIN SHOPS, INC.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   KENWIN SHOPS, INC.
                                   (Registrant)


August 14, 1996                  /s/ Robert Schwartz
Date                               Robert Schwartz
                                   President


August 14, 1996                  /s/ Kenneth G. Sauer
Date                               Kenneth G. Sauer, Treasurer
                                   Principal Accounting Officer