Form 10-Q
period 1996-09-29
KENWIN SHOPS INC
filed 1996-11-13
CIK 55393

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended      September 29, 1996

Commission file number     1-6680

                   Kenwin Shops, Inc.
(Exact name of registrant as specified in its charter.)

      New York                        13-5607936
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

6200 Memorial Drive, Suite K, Stone Mountain, GA       30083
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code       (770) 498-2733

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

     As of September 29, 1996, there were 614,282 shares outstanding of the registrant's common stock.

                   PART I - FINANCIAL INFORMATION

                         KENWIN SHOPS, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                             (Unaudited)

                            For the Nine Months Ended  For the Quarters Ended
                               September  October 1,    September  October 1,
                                29, 1996     1995        29, 1996      1995
                             ------------------------  -----------------------

REVENUES
 Retail sales (Note 6)       $ 9,925,733  $11,316,701  $ 3,288,712  $ 3,160,547
 Other income, principally
  finance charges                 17,129      520,750        3,549       89,077
                             -----------  -----------  -----------  -----------
    TOTAL REVENUES             9,942,862   11,837,451    3,292,261    3,249,624
                             -----------  -----------  -----------  -----------

COSTS AND EXPENSES
 Cost of goods sold,
  including occupancy and
  distribution expenses        6,785,420    7,556,410    2,587,283    2,286,755
 Selling, general and
  administrative expenses      5,398,640    5,342,151    1,956,412    1,792,302
 Depreciation                    201,984      260,522       56,122       88,913
 Loss (gain) on disposal of
  property and equipment            -        (585,514)        -        (586,088)
 Losses on disposal of
  property and equipment
  and expenses incurred from
  store closures (Note 2)        123,202         -         123,202         -
 Interest expense                 46,319      115,359       15,950       32,272
                             -----------  -----------  -----------   ----------
    TOTAL COSTS AND EXPENSES  12,555,565   12,688,928    4,738,969    3,614,154
                             -----------  -----------  -----------   ----------

    LOSS BEFORE REORGANIZATION
    ITEMS AND INCOME TAXES    (2,612,703)    (851,477)  (1,446,708)    (364,530)
                             -----------  -----------  -----------   -----------

REORGANIZATION ITEMS (Note 7)
 Professional fees                  -         406,081         -         101,681
 Other costs and fees               -         117,544         -          43,697
                             -----------  -----------  -----------   -----------
TOTAL REORGANIZATION ITEMS          -         523,625         -         145,378
                             -----------  -----------  -----------   -----------
LOSS BEFORE INCOME TAX
 EXPENSE                      (2,612,703)  (1,375,102)  (1,446,708)    (509,908)

INCOME TAX EXPENSE              (183,453)     (87,817)        -            -
                             -----------  -----------  -----------   -----------
   NET LOSS                  $(2,796,156) $(1,462,919) $(1,446,708)  $ (509,908)
                             -----------  -----------  -----------   -----------

   NET LOSS PER SHARE
     (NOTE 9)                $     (4.56) $     (3.59) $     (2.36)  $    (1.25)
                             ===========  ===========  ===========   ===========

See accompanying notes to consolidated condensed financial statements.

                         KENWIN SHOPS, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Unaudited)

                                         September 29,     December 31,
                                             1996             1995
                                        --------------  -----------------

                               ASSETS
CURRENT ASSETS
  Cash                                    $    356,312      $    274,177
  Accounts receivable, less allowance
   for doubtful accounts of $464,265
   and $1,019,409, respectively                   -              359,850
  Miscellaneous other accounts receivable          480             4,812
  Merchandise inventories  (Note 3)            197,980         2,042,880
  Prepaid expenses and refundable taxes         88,358           129,632
                                         --------------    --------------
    TOTAL CURRENT ASSETS                       643,130         2,811,351
                                         --------------    --------------

PROPERTY AND EQUIPMENT, at cost              3,675,103         4,080,571
  Less accumulated depreciation and
   amortization                              2,824,110         2,946,385
                                         --------------    --------------
  PROPERTY AND EQUIPMENT, net (Note 2)         850,993         1,134,186
                                         --------------    --------------
OTHER ASSETS
  Other assets                                  65,913            68,872
  Deferred income taxes (Note 5)                  -              183,453
                                         --------------    --------------
    TOTAL OTHER ASSETS                          65,913           252,325
                                         --------------    --------------
    TOTAL ASSETS                          $  1,560,036      $  4,197,862
                                         ==============    ==============


                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                          $    162,429      $    182,897
  Line of credit (Note 4)                      352,911              -
  Accounts payable, trade                      474,582           534,129
  Accrued expenses and other
   liabilities                                 187,807           259,470
  Taxes withheld and accrued                    84,075           129,408
  Customers' deposits on layaways               78,489            78,489
                                         --------------    --------------
    TOTAL CURRENT LIABILITIES                1,340,293         1,184,393
                                         --------------    --------------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value;
   authorized, 1,000,000 shares;
   issued 614,282 shares at September 29,
   1996, and 613,472 shares at
   December 31, 1995                           614,282           613,472
  Additional paid-in capital                   993,439           991,819
  Retained earnings                           (484,861)        2,311,295
                                         --------------    --------------
                                             1,122,860         3,916,586
  Less treasury stock, at cost,
   57,122 shares                               903,117           903,117
                                         --------------    --------------
    TOTAL STOCKHOLDERS' EQUITY                 219,743         3,013,469
                                         --------------    --------------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                 $  1,560,036      $  4,197,862
                                         ==============    ==============




See accompanying notes to consolidated condensed financial statements.

                          KENWIN SHOPS, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                             (Unaudited)

                                                For the Nine Months Ended
                                              ------------------------------
                                               September 29,     October 1,
                                                   1996            1995
                                              --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $(2,796,156)   $(1,462,919)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities
   Depreciation and amortization                    258,948        290,931
   (Gain) Loss on disposal of property and
     equipment                                      113,523       (585,514)
   Deferred income taxes, net                       183,453         87,817
   Changes in assets (increase) decrease
     Accounts receivable, net                       359,850      2,781,307
     Miscellaneous other accounts receivable          4,332            297
     Merchandise inventories                      1,844,900        304,384
     Prepaid expenses and refundable taxes          (15,690)        61,786
     Other assets                                     2,959         (2,767)
   Changes in liabilities increase (decrease)
     Bank overdraft                                 (20,468)          -
     Accounts payable, trade                        (59,547)         8,622
     Accrued expenses and other liabilities         (69,233)       126,282
     Taxes withheld and accrued                     (45,333)       (76,204)
                                                ------------   -------------
       NET CASH PROVIDED (USED) BY OPERATING
        ACTIVITIES                                 (238,462)     1,534,022
                                                ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment             (38,036)      (101,897)
  Proceeds from sale of property and equipment        5,722        772,085
                                                ------------   -------------
       NET CASH PROVIDED (USED) BY INVESTING
        ACTIVITIES                                  (32,314)       670,188
                                                ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                   6,593,000      1,528,613
  Repayments of bank borrowings                  (6,240,089)    (1,757,769)
                                                ------------   -------------
       NET CASH PROVIDED (USED) BY
        FINANCING ACTIVITIES                        352,911       (229,156)
                                                ------------   -------------

NET INCREASE IN CASH                                 82,135      1,975,054

CASH, BEGINNING OF PERIOD                           274,177        507,164
                                                ------------   -------------

CASH, END OF PERIOD                             $   356,312    $ 2,482,218
                                                ============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period               $    48,442    $   115,359
                                                ============   =============
  Income taxes paid during the period           $       -      $      -
                                                ============   =============

See accompanying notes to consolidated condensed financial statements.

                          KENWIN SHOPS, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (Unaudited)


Note 1 In the opinion of Kenwin Shops, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 29, 1996 and the results of operations for the nine months and quarters ended September 29, 1996 and October 1, 1995 and cash flows for the nine months ended September 29, 1996 and October 1, 1995. These statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the nine months ended September 29, 1996 and October 1, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2 There were 89 stores in operation on September 29, 1996 as compared to 102 stores in operation on October 1, 1995. Thirteen (13) stores were closed during the current quarter. The costs associated with these store closings amounted to $123,202 of which $113,523 was due to loss on abandonment of property, $8,800 was the result of lease buyouts, and $879 was due to other costs. The Company transferred inventory from the closed stores to stores that remained open. Receivables were not affected by the closings.

         On September 18, 1996, the Company incorporated Kenwin Shops of Atlanta, Inc. as a new subsidiary.

Note 3 Pursuant to an agreement dated August 16, 1996, the Company obtains substantially all its inventory on a consignment basis. (See Note 12.) Included in net sales for the nine months and quarter ended September 29, 1996, is $548,519 from sales of consignment goods with related cost of $325,199 included in cost of goods sold.

Note 4 The Company renewed the loan agreement with Sterling National Bank and Trust ("Sterling") on August 21, 1996, for a period through and including June 30, 1997. The original terms of the agreement remain in effect. At September 29, 1996, the Company was in violation of various covenants of its loan agreement with Sterling. Therefore, the Company was in default of its loan agreement for the period ended September 29, 1996. Management has requested a waiver from Sterling of these covenants.

Note 5 The following is a summary of the net deferred tax asset account recognized in the accompanying consolidated condensed balance sheet as of September 29, 1996:

                                       Nine Months Ended        Year Ended
                                       September 29, 1996    December 31, 1995

           Deferred tax assets              $ 2,299,407         $ 1,310,380
           Valuation allowance               (2,299,407)         (1,126,927)
                                           -------------       -------------
              Net deferred taxes            $      -            $   183,453
                                           =============       =============

Note 6   Leased department sales included in net sales:

               Nine Months Ended                   Quarters Ended
         ------------------------------    --------------------------------
          September 29,     October 1,      September 29,      October 1,
              1996            1995              1996              1995
         ---------------  --------------   ---------------   --------------
          $    705,100     $    602,000     $    172,300      $    156,000
         ==============    =============    =============     =============

                               KENWIN SHOPS, INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Unaudited)


Note 7 The accompanying consolidated condensed financial statements include reorganization charges of $523,625 and $145,378 for the nine months and quarter ended October 1, 1995, respectively. The charges related to a Chapter 11 reorganization which was completed October 12, 1995.

         Reorganization items representing outflows of cash for the nine months and quarter ended October 1, 1995 are as follows:

                                             Nine Months Ended  Quarter Ended
                                             -----------------  -------------

              Professional fees paid            $    261,012     $  107,583
              Other costs and fees paid               21,643          3,973
                                                -------------    -----------
                Total                           $    282,655     $  111,556
                                                =============    ===========

Note 8 On September 20, 1996, the Company signed a new lease for retail and office space in Stone Mountain, Georgia. This location will be used as a store as well as corporate headquarters. The five-year lease requires monthly rental payments of $5,817 during the first two years of occupancy and $6,786 during the last three years. Additional monthly payments for taxes, insurance, common area maintenance and utilities are also required.

Note 9 Shares issuable upon the exercise of stock options have not been included in the earnings per share computations for the nine months and quarters ended September 29, 1996 and October 1, 1995 because the effect of such would be antidilutive.

         The weighted average number of common shares entering into the calcu-lation of earnings per share was 613,606 and 407,090 for the nine months ended September 29, 1996 and October 1, 1995, respectively. The weighted average number of common shares entering into the calcu-lation of earnings per share was 613,873 and 407,090 for the quarters ended September 29, 1996 and October 1, 1995, respectively.

Note 10 As presented in the accompanying financial statements, the Company incurred losses before income taxes of $2,612,703 and $1,446,708 for the nine months and quarter ended September 29, 1996, respectively. The Company also experienced difficulty obtaining sufficient credit from its bank and its suppliers during these periods.

         The ability of the Company to continue as a going concern is dependent on obtaining adequate funding for the purchase of inventory and the ability of management to return the Company's operations to profit-ability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                                KENWIN SHOPS, INC.

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                    (UNAUDITED)

Note 11 On October 15, 1996, the Company terminated its Tucker, Georgia, ware-house and office lease agreement. The Company paid $8,000 to obtain a release from all further obligations and responsibilities pertaining to the lease.

Note 12 A special meeting of the common stockholders of the Company will be held on November 21, 1996. A proposal to approve and adopt a Manage-ment Agreement dated August 16, 1996 between the Company and D&A Funding Corporation ("D&A"), as modified (the "Management Agreement") pursuant to which D&A has been managing the day-to-day business of the Company. As compensation for its management services, D&A will receive $50,000 per annum and will purchase 350,000 shares of authorized but unissued common stock of the Company at a purchase price of $.01 per share. Upon consummation of this purchase of common stock, and taking into account prior open market purchases by affiliates of D&A, purchases by D&A of 83,978 shares of common stock from certain inside stockholders of the Company and the grant to D&A by such inside stock-holders of irrevocable proxies to vote other shares owned by them, D&A will own 48.8% of the issued and outstanding shares of common stock, and will have the right to vote 58.1% of the issued and outstanding shares of common stock.

         In addition, in accordance with a separate consignment agreement dated August 16, 1996, D&A is furnishing inventory to the Company. A fee of two (2%) percent of the aggregate original cost of goods shipped to the Company will be paid to D&A.

Note 13 The American Stock Exchange has announced its intention to delist the Company's common stock. The Company is appealing the Exchange's decision.

Note 14 Certain items in 1995 have been reclassified in the accompanying financial statements in order to conform with the 1996 presentation.

                          KENWIN SHOPS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS


         NET SALES decreased $1,390,968 (12.3%) for the nine months ended September 29, 1996 and increased $128,165 (4.1%) for the quarter ended September 29, as compared to the corresponding 1995 period. Compara-tive store sales decreased $1,027,938 and increased $252,481 for the nine months and quarter ended September 29, 1996, respectively. Management attributes the majority of the decrease to the Company's inability to adequately stock its stores with merchandise. Poor cash flow, the lack of vendor support and the continuing weak economic conditions in the retail industry continue to produce weak sales. The increase in same store sales for the quarter is due primarily to the infusion of consignment goods from D&A Funding Corporation ("D&A") which has proposed to continue to supply the Company with goods in return for certain concessions by the Company.

         COST OF GOODS SOLD, INCLUDING OCCUPANCY AND DISTRIBUTION EXPENSES as a percentage of sales, increased from 66.8 % and 72.4% for the nine months and quarter ended October 1, 1995 to 68.4% and 78.7% for the nine months and quarter ended September 29, 1996, respectively. These increases were primarily due to the large number of markdowns taken during the quarter. These markdowns were taken in an attempt to sell older merchandise that the Company possessed at the time D&A began managing the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $56,489 (1.1%) and $164,110 (9.2%) for the nine months and quarter ended September 29, 1996 as compared to the corresponding 1995 periods. These increases were principally due to increases in bad debts for the periods offset by decreases in advertising expenditures.

         INTEREST EXPENSE is primarily the result of short-term bank borrowings.

         INCOME TAX EXPENSE results from an increase in the deferred tax asset valuation account due to uncertainty regarding the Company's ability to realize future benefit from its net operating loss carryforwards.

         As a result of the factors mentioned above, the Company's consolidated net loss for the nine months ended September 29, 1996 amounts to $2,796,156 ($4.56 per share), compared to a loss of $1,462,919 ($3.59 per share) for the corresponding 1995 period and the consolidated net loss for the quarter ended September 29, 1996 amounted to $1,446,708 ($2.36 per share), compared to a loss of $509,908 ($1.25 per share) for the corresponding 1995 period.

                         KENWIN SHOPS, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities as well as an available line of credit with a bank for short-term borrowings are the Company's primary sources of liquidity and capital. The increase in cash for the nine months ended September 29, 1996 is attributable to the decrease in the inventory, net of the decrease in accounts payable, and additional bank borrowings.

        The line of credit for short-term borrowings and the anticipated funds from operations are current financial resources available to the Company. These funds have in the past been adequate to finance the operating require-ments of the Company. However, due to faltering sales, these funds may no longer be adequate to finance the requirements of the Company in the future.

        In an attempt to obtain inventory and improve operations, the Company entered into a management agreement with D&A effective August 16, 1996. The agreement allows for the day-to-day operation of the Company by D&A, including but not limited to negotiating or preparing any and all documents that may benefit the Company, providing warehousing services, purchasing, and giving pertinent supervisory advice to the Company. In addition, the Company entered into a consignment agreement with D&A which allows for the infusion of 75,000 garments into the Company on a consignment basis. The agreement stipulates that the Company pay for each garment sold and that ownership of the garment remains with D&A until sold to the customer. The Company anticipates that with this agreement it can increase sales volume and maintain a steady flow of goods into the stores.

        To cut operating costs and other expenses, the Company embarked upon a plan to close some of its nonproductive locations. During the current quarter, the Company closed 13 of its locations, leaving 89 stores in operation at September 29, 1996. Depending upon the outcome of future negotiations, additional stores may be closed. Subsequent to September 29, 1996, the Company further reduced its operating costs by terminating its leasing arrangement for its warehouse facility in Tucker, Georgia. Also, the Company opened one new, larger store.

        The following items measure the Company's ability to meet its short-term obligations:

                                      September 29, 1996    December 31, 1995
                                      ------------------    -----------------
        Working capital                   $   (697,000)        $  1,626,000

        Working capital ratio                      0.5                  2.4

        The reduction in working capital is primarily due to the conversion of the inventory from being Company-owned to being on consignment.

                     PART II - OTHER INFORMATION

                          KENWIN SHOPS, INC.

        Item 3, Defaults by the Company on its senior securities.

        Part (a). At September 29, 1996, the Company was in violation of various covenants of its loan agreement with Sterling National Bank and Trust. Therefore, the Company was in default of its loan agreement. Management has requested a waiver of these requirements for the period ended September 29, 1996.



        Item 5, Other Information

        The American Stock Exchange has announced its intention to delist the Company's common stock. The Company is appealing the Exchange's decision.



        Item 6(b), Reports on Form 8-K

        Form 8-K, Current Report, was filed on August 16, 1996, describing the transfer of control of the Company's day-to-day business activities to D&A Funding Corporation.

                            KENWIN SHOPS, INC.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   KENWIN SHOPS, INC.
                                   (Registrant)


November 11, 1996                /s/ Richard Moskowitz,
Date                               Richard Moskowitz
                                   President


November 11, 1996                /s/ Kenneth G. Sauer
Date                               Kenneth G. Sauer, Treasurer
                                   Principal Accounting Officer