Form 10-K/A
period 1995-12-31
KENWIN SHOPS INC
filed 1997-04-15
CIK 55393

SECURITIES AND EXCHANGE COMMISSION
			      Washington, D.C. 20549

				   Form 10-K/A

		 Annual Report Pursuant to Section 13 or 15(d) of the
			   Securities Exchange Act of 1934


For the Fiscal Year Ended December 31, 1995   Commission File No. 1-6680

			       KENWIN SHOPS, INC.
	----------------------------------------------------------
	(Exact name of Registrant as specified in its charter)

	      NEW YORK                                13-5607936
	-------------------------------     --------------------------------
	(State or other jurisdiction of     (IRS Employer Identification No.)
	incorporation or organization)

	    4900 Highlands Parkway
	    Smyrna, Georgia                                   30082
	 ---------------------------------------      ---------------------
	 (Address of principal executive offices)         (Zip Code)

	Registrant's telephone number, including area code:    (770) 431-7971

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

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within sixty (60) days prior to the date of filing.

	Aggregate Market Value of shares held by nonaffiliates as of March 8, 1996 - $868,223.

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


DOCUMENTS INCORPORATED BY REFERENCE

The following document has been incorporated by reference under the respective parts of Form 10-K set forth below.

	PART III, ITEM 11

		Definitive Proxy Statement to be filed by Registrant Pursuant to Regulation 14A for Annual Meeting of Stockholders to be held May 15, 1996.

PART I.

	ITEM 1. BUSINESS

(a) Kenwin Shops, Inc. ("Company") was incorporated on December 10, 1946, in the State of New York. On December 12, 1961, the Company made its first public offering of stock. On July 14, 1971, the Company was authorized to begin trading its stock on the American Stock Exchange.

	From 1991 through 1995, the Company has experienced a continuous drop in sales resulting in the "downsizing" of the Company including the closing of 96 stores over the five-year period. Due to increasing difficulties in obtaining sufficient credit to maintain adequate inventory levels in its stores, the Company filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on September 19, 1994. The Company emerged from bankruptcy on October 12, 1995, when the Plan of Reorganization was confirmed by the Bankruptcy Court.

	On December 31, 1995, Registrant operated 102 retail stores under the names "Dress for LE$$" and "Kenwin/Dress for LE$$" which sell a line of popularly priced ladies' and children's wearing apparel, located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, South Carolina and Texas. Registrant's stores are located in leased premises and are generally located in the center of the commercial area. The stores are all relatively modern, having store fronts, fixtures, and lighting modernized to Registrant's specifications. All stores are completely air conditioned.

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


	ITEM 2. PROPERTIES

	Registrant leases its corporate headquarters and distribution center at 4747 Granite Drive, Tucker, Georgia. The Registrant owned its warehouse until August 7, 1995. On that date, the property was sold. Simultaneously with the closing of this sale, the Registrant entered into a four-year lease of a portion of the property, with a four-year extension option.

	The number of stores in operation at the beginning of the year was 102. During the year, the Company did not open or close any stores, leaving the same 102 stores in operation at the end of the year. As of December 31, 1995, Registrant's 102 retail outlets were operated in leased premises ranging in size from 1,800 square feet to 8,000 square feet with either fixed rentals or under leases providing for payments of minimum guaranteed rentals plus a percentage of sales. The 102 retail outlets were located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, South Carolina and Texas. In the opinion of management, the Company's current retail space of approximately 352,000 square feet in total is adequate.

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


PART II.

	ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND
		RELATED SECURITY HOLDER MATTERS

							       Cash
				    Price of stock        dividends paid
				 High           Low       during quarter
			       ----------   -----------   --------------
	1995
	  First Quarter         3               2-3/4           None
	  Second Quarter        4-9/16          2-7/8           None
	  Third Quarter         3               1-5/8           None
	  Fourth Quarter        3-5/16          1-13/16         None

	1994
	  First Quarter         6-1/8           5-1/8           None
	  Second Quarter        6-1/8           5-1/4           None
	  Third Quarter         5-3/4           4-5/8           None
	  Fourth Quarter        4-1/8           2-7/16          None

	The Company's stock is traded on the American Stock Exchange under the symbol KWN. The approximate number of record holders of the Company's common stock as of March 8, 1996 was 278.

Dividend Policy

	The Company has not paid cash dividends for the two most recent fiscal years or any subsequent interim period. The Company presently intends to retain all cash for use in the operation of the Company's business and does not anticipate paying any cash dividends in the near future.

	ITEM 6. SELECTED FINANCIAL DATA
							     (4)
		      December 31  January 1   January 2  January 3  December 29
			  1995       1995        1994       1993        1991
		      ----------- ----------  ----------  ---------- -----------
			  (3)         (3)         (3)         (3)        (3)
Net sales             15,374,665  18,510,861  23,090,064  25,993,935 28,146,436
		      ==========  ==========  ==========  ========== ==========
Income (loss)
before extraordinary
item                  (1,756,737) (2,684,116)   (652,027)    265,692   (565,743)

			  (2)
Extraordinary item     1,385,153       -           -           -          -
		      ----------  ----------  ----------  ---------- ----------

Net income (loss)       (371,584) (2,684,116)   (652,027)    265,692   (565,743)
		      ==========  ==========  ==========  ========== ==========
Net earnings (loss)
per share of common stock
  Primary                 (0.85)     (6.59)       (1.59)       0.65      (1.39)
			  ======     ======       ======      ======     ======

  Fully diluted           (0.85)     (6.59)       (1.59)       0.59      (1.39)
			  ======     ======       ======      ======     ======

Dividends paid per share    -          -            -           -          -
			  ======     ======       ======      ======     ======

Weighted average number of common shares in computing earnings (loss) per share

  Primary                435,025     407,090     409,936     452,507    406,390
			 =======     =======     =======     =======    =======

  Fully diluted          435,025     407,090     409,936     498,219    406,390
			 =======     =======     =======     =======    =======

SELECTED BALANCE SHEET
		      December 31  January 1   January 2  January 3  December 29
			  1995       1995        1994       1993          1991
		      ----------- ----------- ----------- ---------- -----------
			  (1)
Current assets         3,270,134  7,134,400   8,694,959   8,846,292   9,534,242

			  (1)
Current liabilities    1,643,176  2,199,098   5,010,142   4,550,032   5,719,094
		       ---------  ---------  ----------  ----------  ----------

			  (1)
Working capital        1,626,958  4,935,302   3,684,817   4,296,260   3,815,148
		      ==========  =========  ==========  ==========  ==========

			  (1)
Total assets           4,656,645  8,747,566  10,627,613  10,872,598  11,761,068
		      ==========  =========  ==========  ==========  ==========

Stockholders' equity   3,013,469  2,920,423   5,604,539   6,256,566   5,986,974
		      ==========  =========  =========== =========== ==========

(1) The accounts receivable were sold with recourse during the year ended December 31, 1995 which affects the comparability of assets and liabilities.

(2) The Company filed a petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on September 19, 1994. A gain on forgiveness of debt of approximately $1,385,000, net of the tax effect, was recognized upon exiting bankruptcy in October 1995.

(3) The decrease in sales from 1994 to 1995 was primarily the result of the closing of 44 stores during 1994. The closing of the 44 stores in 1994 and 20 stores in 1993 resulted in a decrease in sales from January 2, 1994 and January 1, 1995 of approximately $3,374,000. The closing of 20 stores in 1993 and 3 stores in 1992 resulted in a decrease in sales of approximately $1,000,000 from January 3, 1993 to January 2, 1994. The closing of 3 stores in 1992 and 29 stores in 1991 resulted in a decrease in sales of approximately $2,100,000 from December 29, 1991 to January 3, 1993.

(4) The year ended January 3, 1993, was comprised of 53 weeks. Other years contained 52 weeks. The additional week in 1992 amounted to approximately $400,000 of additional sales.


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

	Selling, general and administrative expenses ("SG&A") decreased $1,044,649 (13.5%) from 1994 to 1995 due principally to a reduction in store operating expenses, including $588,799 of store payroll and payroll taxes, resulting from the closing of 44 retail locations during the third and fourth quarters of 1994. SG&A decreased $1,073,450 (12.2%) from 1993 to 1994 due principally to a reduction in store operating expenses, including $476,000 of store payroll and payroll taxes, resulting from the closing of 20 stores in 1993 and 44 stores in 1994.

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

	Credit for income taxes as a percentage of loss before taxes and extraordinary item fluctuated from 3.7% in 1995 to 17.3% in 1994 to 31.0% in 1993. A reconciliation of income taxes is provided in Note 4 of the Notes to Consolidated Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

	Cash provided by operating activities, an agreement with the Bank of Louisiana ("BOL") to purchase the Company's accounts receivable, and a line of credit for short-term borrowings are the Company's primary sources of liquidity and capital. Net cash totaling $1,714,493 was used by operating activities in 1995. The decrease in cash from 1994 to 1995 is also due to the repayment on the line of credit at December 31, 1995.

	On August 7, 1995, the Company sold its office and warehouse facility located in Tucker, Georgia, for $800,000. Simultaneously, the Company entered into a lease agreement to lease a portion of the building for three years at an annual rental of $67,340 with a renewal option for an additional three years at an annual rental of $74,074.

	On September 29, 1995, Kenwin executed a private charge card agreement for a period of two years with BOL whereby BOL agreed to purchase substantially all of Kenwin's outstanding customer accounts receivable, less $750,000 which was withheld as a delinquency reserve. BOL issued Kenwin store credit cards to existing charge account customers and all customer credit sales are processed by BOL. The proceeds from the charge transactions are credited to Kenwin's bank account at BOL, less a 2% processing charge and a 2% delinquency reserve. The 2% delinquency reserve maintains the reserve account. The reserve account will be adjusted every six months, except for the initial reserve of $750,000, to equal the actual dollar amount of the purchased accounts which are 90 days and more past due or 10% of the outstanding balance of purchased accounts, whichever is greater. The reserve is placed in an insured money market account earning interest at BOL's current money market rate. The reserve is in the Company's name and is pledged to BOL to cover current and future delinquencies, claims, and bad debts. Sterling National Bank and Trust of New York ("Sterling") holds a subordinate security interest in the reserve. A liability of approximately $458,800 has been recorded for estimated uncollectible accounts. The balance of accounts receivable at December 31, 1995 is comprised of approximately $14,600 of receivables to be purchased by BOL and approximately $560,600 of receivables either rejected by BOL or repurchased from BOL under the recourse provisions, which are fully reserved. The responsibility to process customer charges, mail statements, and follow up on collections rests with BOL. However, the Company participates in following up on collections and customer complaints to increase collections.

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

	The line of credit is secured by the general assets of the Company, including, but not limited to cash, property and equipment, and intangibles. The line of credit bears interest at Sterling's base rate plus 2.50%, which is payable monthly. The base rate was 8.75% at December 31, 1995. At December 31, 1995, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), eligible inventory value, and minimum net worth, as defined in the loan agreement, were less than the amounts required. Therefore, the Company was in default of its loan agreement. Management has requested a waiver from Sterling of these covenants for the period ended December 31, 1995.

	The line of credit for short-term borrowings and the anticipated funds from operations are current financial resources available to the Company which are expected to be adequate to finance the foreseeable capital and operating requirements. Although the Company's line of credit has decreased from $2,750,000 to $1,500,000, due to the sale of accounts receivables, the Company will be responsible for financing only inventory on its line of credit, not accounts receivable and inventory, and therefore management believes the $1,500,000 line of credit will be sufficient to finance an adequate supply of inventory to the retail stores.

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

	The following items measure the Company's ability to meet its short-term obligations:

					  1995              1994
				      ------------      ------------

	Working capital               $  1,627,000      $  4,935,000

	Working capital ratio               2.0               3.2


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



Atlanta, Georgia
February 16, 1996






			       KENWIN SHOPS, INC.

			  CONSOLIDATED BALANCE SHEETS


						   December 31,   January 1,
						      1995          1995
						   ------------  ------------
				      ASSETS
CURRENT ASSETS
  Cash (Note 2)                                    $    274,177  $    507,164
  Restricted cash (Note 3)                              804,009         -
  Accounts receivable, less
    allowance for doubtful accounts
    of $560,626 and $732,000, respectively
    (Notes 2, 3, and 6)                                  14,624     3,213,565
  Miscellaneous other accounts receivable                 4,812        13,175
  Merchandise inventories                             2,042,880     2,239,352
  Prepaid expenses and refundable taxes                 129,632       196,084
  Deferred tax asset (Note 4)                             -           965,060
						   ------------  ------------
	TOTAL CURRENT ASSETS                          3,270,134     7,134,400
						   ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, at cost (Note 6)
  Land                                                    -            76,628
  Building and building improvements                      3,632       403,971
  Furniture and fixtures                              2,968,598     2,920,805
  Automobiles                                            88,434       121,607
  Leasehold improvements                              1,019,907       834,201
						   ------------  ------------
						      4,080,571     4,357,212
  Less accumulated depreciation and amortization      2,946,385     2,806,719
						   ------------  ------------
	PROPERTY, PLANT AND EQUIPMENT, net            1,134,186     1,550,493
						   ------------  ------------
OTHER ASSETS
  Cash surrender value of life insurance,
    net of loans of $42,073 and $42,073,
    respectively (Note 5)                                25,878        24,584
  Deposits                                               42,994        38,089
  Deferred tax asset (Note 4)                           183,453         -
						   ------------  ------------
	TOTAL OTHER ASSETS                              252,325        62,673
						   ------------  ------------
	TOTAL ASSETS                               $  4,656,645  $  8,747,566
						   ============  ============


			    KENWIN SHOPS, INC.

			CONSOLIDATED BALANCE SHEETS

						   December 31,   January 1,
						      1995          1995
						   ------------  ------------
		     LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES NOT SUBJECT TO COMPROMISE
   CURRENT LIABILITIES
     Line of credit (Note 6)                       $      -      $  1,254,422
     Bank overdraft                                     182,897         -
     Accounts payable, trade                            534,129       185,233
     Accrued expenses and other liabilities             259,470       505,091
     Taxes withheld and accrued                         129,408       156,534
     Customers' deposits on layaways                     78,489        97,818
     Estimated liability for uncollectible
       accounts (Note 3)                                458,783         -
						   ------------  ------------
	TOTAL CURRENT LIABILITIES                     1,643,176     2,199,098

LIABILITIES SUBJECT TO COMPROMISE (a)                     -         3,628,045

						   ------------  ------------
	TOTAL LIABILITIES                             1,643,176     5,827,143
						   ------------  ------------
STOCKHOLDERS' EQUITY
  Common stock, par value $1, authorized
    1,000,000 shares, issued 613,472
    shares (Note 8)                                     613,472       464,212
  Additional paid-in capital                            991,819       676,449
  Retained earnings                                   2,311,295     2,682,879
						   ------------  ------------
						      3,916,586     3,823,540
  Less treasury stock, at cost,
    57,122 shares                                       903,117       903,117
						   ------------  ------------
	TOTAL STOCKHOLDERS' EQUITY                    3,013,469     2,920,423
						   ------------  ------------
	TOTAL LIABILITIES AND
	  STOCKHOLDERS' EQUITY                     $  4,656,645  $  8,747,566
						   ============  ============



(a) LIABILITIES SUBJECT TO COMPROMISE
    CONSIST OF THE FOLLOWING:
      Accounts payable, trade                      $      -      $  3,598,251
      Accrued expenses                                    -            29,794
						   ------------  ------------
	TOTAL                                      $      -      $  3,628,045
						   ============  ============





				KENWIN SHOPS, INC.

			 CONSOLIDATED STATEMENTS OF INCOME

						   Years Ended
				      ----------------------------------------
				      December 31,   January 1,    January 2,
					 1995          1995           1994
				       (52 Weeks)    (52 Weeks)   (52 Weeks)
				      ------------  ------------ ------------
REVENUES
  Retail sales (Note 9)               $ 15,374,665  $ 18,510,861  $ 23,090,064
  Other income, principally
    finance charges                        541,784     1,006,282     1,277,584
				      ------------  ------------  ------------
	TOTAL REVENUES                  15,916,449    19,517,143    24,367,648
				      ------------  ------------  ------------

COSTS AND EXPENSES
  Cost of goods sold,
    including occupancy
    and distribution expenses           10,634,364    13,851,760    15,822,008
  Selling, general and
    administrative expenses              6,685,008     7,729,657     8,803,107
  (Gain) loss on disposal of
    property and equipment                (586,229)        2,157       198,169
  Depreciation and amortization            347,376       419,211       464,583
  Interest expense                         132,268        75,651        25,375
				      ------------  ------------  ------------
	TOTAL COSTS AND EXPENSES        17,212,787    22,078,436    25,313,242
				      ------------  ------------  ------------

	LOSS BEFORE REORGANIZATION
	  ITEMS, CREDIT FOR INCOME
	  TAXES AND EXTRAORDINARY ITEM  (1,296,338)   (2,561,293)     (945,594)
				      ------------  ------------  ------------
REORGANIZATION ITEMS (Note 11)
  Professional fees                        362,064       228,965         -
  Loss on disposal of assets,
    closed stores                            -            50,669         -
  Bad debts on accounts receivable,
    closed stores (Note 3)                   -           352,586         -
  Other costs and fees                     165,693        53,935         -
				      ------------  ------------  ------------
	TOTAL REORGANIZATION ITEMS         527,757       686,155         -
				      ------------  ------------  ------------

	LOSS BEFORE CREDIT FOR INCOME
	  TAXES AND EXTRAORDINARY ITEM  (1,824,095)   (3,247,448)     (945,594)

CREDIT FOR INCOME TAXES (Note 4)            67,358       563,332       293,567
				      ------------  ------------  ------------
	NET LOSS BEFORE EXTRAORDINARY
	  ITEM                          (1,756,737)   (2,684,116)     (652,027)

EXTRAORDINARY ITEM - Gain on
  forgiveness of debt in settlement
  of Chapter 11 bankruptcy, net of
  tax of $848,965 (Note 12)              1,385,153         -             -
				      ------------  ------------  ------------
	NET LOSS                      $   (371,584) $ (2,684,116) $   (652,027)
				      ============  ============  ============

NET LOSS PER SHARE (Note 10)
  Primary                             $      (0.85) $      (6.59) $      (1.59)
				      ============  ============  ============

  Fully diluted                       $      (0.85) $      (6.59) $      (1.59)
				      ============  ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  Primary                                  435,025       407,090       409,936
				      ============  ============  ============
  Fully diluted                            435,025       407,090       409,936
				      ============  ============  ============






				KENWIN SHOPS, INC.

		 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					    Additional                Common
				 Common      Paid-in     Retained    Stock in
				  Stock      Capital     Earnings    Treasury
				----------  ----------  ----------  ----------

BALANCE AT JANUARY 3, 1993      $  464,212  $  676,449  $6,019,022  $  903,117

  NET LOSS                           -           -        (652,027)      -
				----------  ----------  ----------  ----------

BALANCE AT JANUARY 2, 1994         464,212     676,449   5,366,995     903,117

  NET LOSS                           -           -      (2,684,116)      -
				----------  ----------  ----------  ----------

BALANCE AT JANUARY 1, 1995         464,212     676,449   2,682,879     903,117

  NET LOSS                           -           -        (371,584)      -

  ISSUANCE OF 149,260 SHARES OF
    COMMON STOCK (Note 12)         149,260     315,370       -           -
				----------  ----------  ----------  ----------

BALANCE AT DECEMBER 31, 1995    $  613,472  $  991,819  $2,311,295  $  903,117
				==========  ==========  ==========  ==========






				KENWIN SHOPS, INC.

		      CONSOLIDATED STATEMENTS OF CASH FLOWS

						   Years Ended
				      -----------------------------------------
				      December 31,   January 1,     January 2,
					 1995          1995           1994
				       (52 Weeks)    (52 Weeks)    (52 Weeks)
				      ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                            $   (371,584) $ (2,684,116) $   (652,027)
  Adjustments to reconcile net
    loss to net cash provided
    (used) by operating activities
      Depreciation and amortization        467,111       428,068       464,583
      Provision for doubtful accounts      530,665       526,871       399,823
      (Gain) loss on disposal of
	property and equipment            (586,229)       49,990        19,986
      (Gain) on forgiveness of
	debt (Note 12)                  (2,234,118)        -             -
      Deferred income taxes, net           781,607      (563,332)     (123,823)
      Changes in assets (increase) decrease
	Restricted cash                   (804,009)        -             -
	Customers' accounts receivable,
	  net                              587,508       124,321        (6,350)
	Miscellaneous other accounts
	  receivable                         8,363        22,858       (19,645)
	Merchandise inventories            196,472     1,014,234       128,261
	Prepaid expenses and refundable
	  taxes                            (53,283)       39,586      (179,903)
	Other assets                        (6,199)       (5,778)      (10,326)
      Changes in liabilities increase
	(decrease)
	  Pre-petition accounts payable,
	    trade                         (921,666)      (11,831)      (49,745)
	  Pre-petition accrued expenses
	    and other liabilities           (7,631)     (311,236)      (53,376)
	  Post-petition accounts payable,
	    trade                          348,896       185,233         -
	  Post-petition accrued expenses
	    and other liabilities         (245,621)      505,091         -
	  Bank overdraft                   182,897         -             -
	  Taxes withheld and accrued       (27,126)         (423)     (144,700)
	  Customers' deposits on layaways  (19,329)      (54,255)      (42,069)
	  Estimated liability for
	    uncollectible accounts         458,783         -              -
				      ------------  ------------  ------------
	      NET CASH USED BY
		OPERATING ACTIVITIES    (1,714,493)     (734,719)     (269,311)
				      ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment   (121,425)     (154,983)     (380,591)
  Proceeds from sale of property and
    equipment                              776,585         5,650         -
				      ------------  ------------  ------------
	      NET CASH PROVIDED (USED)
		BY INVESTING
		ACTIVITIES                 655,160      (149,333)     (380,591)
				      ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings          3,270,614     2,094,620       950,000
  Repayments of bank borrowings         (4,525,036)   (1,590,200)     (200,000)
  Sale of receivables                    2,080,768         -             -
				      ------------  ------------  ------------
	      NET CASH PROVIDED BY
		FINANCING ACTIVITIES       826,346       504,420       750,000
				      ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH           (232,987)     (379,632)      100,098

CASH, BEGINNING OF YEAR                    507,164       886,796       786,698
				      ------------  ------------  ------------

CASH, END OF YEAR                     $    274,177  $    507,164  $    886,796
				      ============  ============  ============


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Interest paid during the year     $    132,268  $     75,651  $     25,375
				      ============  ============  ============

    Income taxes paid during
      the year                        $      -      $      -      $    125,290
				      ============  ============  ============







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

(2)     Concentrations of credit risk

		The Company maintains commercial checking accounts at several financial institutions. As of December 31, 1995, one of its operating accounts at a regional bank had a total balance which was $46,687 in excess of federally insured limits.

		The Company grants credit to customers, substantially all of whom are local residents in the same geographic region, and requires no collateral.

(3)     Accounts receivable

		On September 29, 1995, the Company entered into a two-year agreement whereby it sold its initial accounts receivable to the Bank of Louisiana ("BOL"). The Company received $2,080,768 in net proceeds from the transfer of its receivables (Note 12). BOL set up an initial reserve of $750,000 to guarantee delinquencies, claims and bad debts. The amount held by the bank at December 31, 1995 was $804,009 which is reflected as restricted cash on the balance sheet. The outstanding balance of accounts receivable at December 31, 1995 which the Company could be required to repurchase under the recourse provisions of the agreement totaled $4,280,001. A liability of approximately $458,800 has been recorded for estimated uncollectible accounts. The balance of accounts receivable at December 31, 1995 is comprised of approximately $14,600 of receivables to be purchased by BOL and approximately $560,600 of receivables either rejected by BOL or repurchased from BOL under the recourse provisions, which are fully reserved.

		Included in reorganization items is bad debt expense of $352,586 for the year ended January 1, 1995. Customers of closed stores generally have not paid their accounts receivable balances.
	The low collection percentage for closed stores' accounts receivable was because the accounts receivable were maintained at the store level and customers generally paid cash in the store on their balance due. Once the store in their town was closed, there was not another store in the vicinty at which to pay. Since the average accounts receivable balance was less than $200, it was often not economical to pursue collection.

(4)     Income taxes

		The credit for income taxes is composed of the following:

						   Years Ended
				      -----------------------------------------
				      December 31,   January 1,     January 2,
					 1995          1995           1994
				       (52 Weeks)    (52 Weeks)    (52 Weeks)
				      ------------  ------------  ------------

	Federal                       $     -       $     -       $    166,163
	State                               -             -              3,581
	Deferred                           67,358       563,332        123,823
				      -----------   -----------   ------------
	  Total                       $    67,358   $   563,332   $    293,567
				      ===========   ===========   ============


		Deferred income taxes resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes are as follows:

						   Years Ended
				      -----------------------------------------
				      December 31,   January 1,     January 2,
					 1995          1995           1994
				       (52 Weeks)    (52 Weeks)    (52 Weeks)
				      ------------  ------------  ------------

	Difference between tax
	  and book:
	    Depreciation and
	     amortization             $     25,594  $     87,722  $    (48,260)
	    Allowance for
	      doubtful accounts            109,215       118,940        16,220
	    Basis of merchandise
	      inventories                  (19,092)       (2,216)      (25,604)
	Alternative minimum tax
	  credit carryforward                -           (16,327)      (23,673)
	Net operating loss carryforward   (538,951)    1,143,767       205,140
	Taxes applicable to
	  extraordinary item               848,965         -             -
				      ------------  ------------  ------------
					   425,731     1,331,886       123,823
	Change in valuation allowance     (358,373)     (768,554)        -
				      ------------  ------------  ------------

	    Net deferred tax credit   $     67,358  $    563,332  $    123,823
				      ============  ============  ============

		The following is a summary of the components of the net deferred tax asset and liability accounts recognized in the accompanying consolidated balance sheets:

						       1995          1994
						   ------------  ------------
	Deferred tax assets
	  Difference between tax and book:
	    Amortization                           $    214,393  $    202,384
	    Allowance for doubtful accounts             387,375       278,160
	    Basis of merchandise inventories             51,088        70,180
	  Tax effect of net operating loss
	    carryforward                                872,861     1,411,812
						   ------------  ------------
	      Total                                   1,525,717     1,962,536
	 Deferred tax liability
	   Difference between tax and book:
	     Depreciation                              (215,337)     (228,922)
						   ------------  ------------
	       Net deferred taxes                     1,310,380     1,733,614
	     Less valuation allowance                (1,126,927)     (768,554)
						   ------------  ------------
		Net deferred tax asset             $    183,453  $    965,060
						   ============  ============

		The effective tax rate for the Company is reconcilable to the federal statutory rate as follows:

							Percent
					    --------------------------------
					     1995         1994         1993
					    ------       ------       ------
	Statutory rate                      (34.0)       (34.0)       (34.0)
	State income taxes, net of
	  federal income tax benefit         (4.0)        (4.0)        (4.0)
	Valuation allowance                  10.9         23.7          -
	Extraordinary item - forgiveness
	  of debt                             2.4          -            -
	Expenses producing no tax benefit    11.2          2.8          0.4
	Change in net operating loss          3.4          -            -
	Net temporary differences             6.4         (5.8)         8.6
	Sundry                                -            -           (2.0)
					    ------       ------       ------
					     (3.7)       (17.3)       (31.0)
					    ======       ======       ======

		For income tax purposes, the Company has a net operating loss carryforward of $2,297,004 which expires as follows: $1,316,168 in the year 2009 and $980,836 in the year 2010. Based upon historical results, management feels it is unlikely that the net operating loss will be fully utilized during the carryforward period in the normal course of operations. A reserve has been established to limit the net deferred tax asset. As of January 1, 1995, the deferred tax asset was based on management's plans for emerging from bankruptcy. During the year ended December 31, 1995, the Company recognized gain on the forgiveness of debt upon settlement of Chapter 11 bankruptcy of $2,234,118, thus utilizing a like amount of its net operating loss carryforward.

(5)     Cash surrender value of life insurance

		The Company is the owner and beneficiary of insurance policies on the lives of three of its former officers with face amounts totaling $84,000.

(6)     Credit arrangements

		On November 14, 1994, the Company obtained a $2,750,000 line of credit from Sterling National Bank and Trust of New York ("Sterling"). The note is secured by the general assets of the Company, including, but not limited to cash, accounts receivable, property and equipment, and intangibles.

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

(7)     Lease commitments

		On August 7, 1995, the Company sold its office and warehouse facility located in Tucker, Georgia, for $800,000. The Company simultaneously entered into a lease agreement with the buyer to lease a portion of the building for three years at an annual rental of approximately $69,800 with a renewal option for an additional three years at an annual rental of approximately $81,400.

		The Company's warehouse and retail stores are operated in leased premises. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 31, 1995:


			Year ending            Amount
			-----------         -------------

			   1996              $  519,423
			   1997                 134,439
			   1998                  56,508
					     ----------
			     Total           $  710,370
					     ==========

		The following schedule shows the composition of total rental expense for all retail store operating leases:

						   Years Ended
				      -----------------------------------------
				      December 31,   January 1,     January 2,
					 1995          1995           1994
				      ------------  ------------  ------------

	Minimum rentals                $  704,000    $  832,000    $1,007,000
	Contingent rentals                 63,000        61,000        96,000
				       ----------    ----------    ----------
	  Total rent                   $  767,000    $  893,000    $1,103,000
				       ==========    ==========    ==========

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

		Stock option plan (1988 Plan) - The plan provided that options to purchase up to 100,000 shares of the Company's common stock at prices ranging from 100% to 110% of the fair market value of the shares at the date of grant may be granted to officers of the Company and to certain key employees. The price at which the 1988 options were granted ranged from $7.50 to $8.25 per share. Pursuant to this plan, the Board of Directors granted options to purchase 99,500 shares of the Company's common stock. These were the only outstanding options under this plan. The qualified incentive stock options expired between March 1993 and December 1994.

		Stock option plan (1983 Plan) - Under the plan, three key employees, who are also officers and directors of the Company, were granted options to purchase 19,323 shares of common stock of the Company at $14.75 per share, the fair market value of the shares at the date of grant. These were the only outstanding options under this plan. The options were nonqualified and expired May 18, 1993.

		Stock option transactions under these plans are summarized as follows:

					   Shares         Option Price
					   -------   -----------------------
	Outstanding January 3, 1993        164,823    $  5.64   to  $ 14.75
	Expiring during the year ended
	  January 2, 1994                  (74,323)   $  9.77   to  $ 14.75
	Terminated employee                   (500)                 $  7.50
					   -------
	Outstanding and exercisable
	  at January 2, 1994                90,000    $  5.64   to  $  8.25
	Expiring during the year ended
	  January 1, 1995                  (40,000)   $  7.50   to  $  8.25
	Terminated employee                   (500)                 $  6.25
					   -------
	Outstanding and exercisable
	  at January 1, 1995                49,500    $  5.64   to  $  6.25
	Expiring during the year ended
	  December 31, 1995                (44,000)   $  5.64   to  $  6.00
					   -------
	Outstanding and exercisable
	  at December 31, 1995               5,500                  $  6.25
					   =======

		There were 1,000 options held by an officer of the Company at December 31, 1995. There were 54,000 shares available for future option grants under the 1990 Plan at December 31, 1995 and January 1, 1995.

		Nonqualified stock option plan (1990 Plan) - The plan provides that options to purchase up to 50,000 shares of the Company's common stock at 100% of the fair market value of the shares at the date of grant may be granted to outside directors of the Company. Pursuant to this plan, the outside directors were granted options to purchase 4,000 shares of the Company's common stock at $6.00 per share. These options expired June 22, 1995.

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

		In 1995, primary and fully diluted earnings per share is comprised of the following amounts:


	       Loss before extraordinary item         $ (4.04)

	       Extraordinary item                        3.19
						      -------
		  Net loss                            $ (0.85)
						      =======

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

		Reorganization items representing outflows of cash are as follows:

						     Years Ended
				      -----------------------------------------
				      December 31,   January 1,     January 2,
					 1995          1995           1994
				      ------------  ------------  ------------

	Loan costs paid               $      -      $     95,963  $      -
	Professional fees paid             521,028        70,000         -
	Other costs paid                    60,702        34,603         -
				      ------------  ------------  -------------
		Total                 $    581,730  $    200,566  $      -
				      ============  ============  =============

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







	ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


				NONE



PART III

	ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


	The executive officers and directors of the Company are as follows:


								     Executive
							  Director    Officer
Name                Age    Principal Occupation            Since       Since

Ira Abramson        65     Chairman of the Board, CEO,
			   Vice President, Assistant                     (1)
			   Secretary of the Company          1971        1964

									 (2)
Robert Schwartz     50     President of the Company          1982        1976

Richard Moskowitz   48     Vice President and Secretary                  (3)
			   of the Company                    1982        1972

Martin L. Conrad    73     Partner, Jaffin, Conrad,
			   Finkelstein and Frank, Attorneys  (4)
			   New York, New York                1961         -

Henry S. Krauss     70     Senior Vice President
			   Westminster Securities Corp.,     (5)
			   Member, New York Stock Exchange   1964         -

									 (6)
Kenneth Sauer       44     Treasurer of the Company          -           1995


(1) Mr. Abramson, an executive officer since 1964, was elected Chairman of the Board in 1988 and Assistant Secretary in 1992.

(2) Mr. Schwartz, an executive officer since 1976, was elected President in 1988.

(3) Mr. Moskowitz, an executive officer since 1972, was elected Secretary in 1992.

(4) Mr. Conrad is a partner for more than five years of the law firm of Jaffin, Conrad, Finkelstein and Frank which has been counsel to the Company for more than two years and has been selected as counsel to the Company for the current fiscal year.

(5) Mr. Krauss has been a director since 1994 and has been a Senior Vice President of Westminster Securities Corp. for more than five years.

(6) Mr. Sauer was elected Treasurer in 1995 and has served as controller since 1987.

	All directors are elected to serve a one-year term. All executive officers serve at the discretion of the Board of Directors.

	There is no family relationship among any of the foregoing executive officers or directors.

	There is no arrangement or understanding between or among any of the foregoing directors, nominees, or exeuctive officers pursuant to which any of them were selected as directors, nominees or officers.




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



	ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
			OWNERS AND MANAGEMENT

	The following information is furnished as to all persons, known to the beneficial owner of more than 5 percent of the Company's common stock, and as to all directors and nominees, and all directors and officers, as a group:


Name and Address of Beneficial Owner             Number of     Percent of
Name of Individual or Identity of Group           Shares         Class
-----------------------------------------     --------------   ----------

Philip Abramson                                43,900    (1)      7.89
4747 Granite Drive
Tucker, Georgia 30084

Kenneth Silberstein                            37,190    (2)      6.68
4747 Granite Drive
Tucker, Georgia 30084

Richard Moskowitz                              24,978             4.49

Robert Schwartz                                20,086    (3)      3.61

Ira Abramson                                    9,944    (4)      1.79

Martin L. Conrad                                  500             0.09

Henry S. Krauss                                   500             0.09

Donald Schwartz                                   350             0.06

Kenneth Sauer                                     100             0.02

All Officers and Directors as a Group
(7 persons)                                    93,298    (5)     16.77


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



	ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


		During the fiscal year, the Company paid legal fees aggregating $121,326 to Jaffin, Conrad, Finkelstein, and Frank Esqs., in which Martin L. Conrad, a Director of the Company, is a partner. Mr. Conrad receives no special compensation for acting as chairman of the Audit and Compensation committees, but his law firm received its regular rate of compensation for the time devoted by him for such services.




















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

		Consolidated Statements of Income for the years ended December 31, 1995, January 1, 1995, and January 2, 1994

		Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, January 1, 1995, and January 2, 1994

		Consolidated Statements of Cash Flows for the years ended December 31, 1995, January 1, 1995, and January 2, 1994

		Notes to Consolidated Financial Statements, Notes 1 to 13

	2.      Financial Statement Schedules

		The following consolidated financial statement schedule of Kenwin Shops, Inc. is included as Schedule II:

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

		Exhibit 11 - Statement re: Computation of Per Share Earnings

		Exhibit 21 - Subsidiaries of the Registrant

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


					KENWIN SHOPS, INC.


	April 14, 1997             by   ________________________________________
					Donald Weiner,
					Chairman of the Board,
					(Principal Executive Officer)


	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Donald Weiner           President (Principal Executive     April 14, 1997
Donald Weiner               Officer) and Chairman

/s/ Richard Pedone          Treasurer                          April 14, 1997
Richard Pedone              (Pricipal Financial Officer)

/s/ Barbara Weiner          Secretary, Assistant Treasurer     April 14, 1997
Barbara Weiner

/s/ Edith Gins              Assistant Secretary and Director   April 14, 1997
Edith Gins

/s/ Arthur Gins             Director                           April 14, 1997
Arthur Gins

























SCHEDULE II

				 KENWIN SHOPS, INC.

			  VALUATION AND QUALIFYING ACCOUNTS

       Years Ended December 31, 1995, January 1, 1995, and January 2, 1994




      Column A         Column B        Column C          Column D    Column E
--------------------- ---------- ---------------------- ----------- -----------
				       Additions
				 ----------------------
				    (1)         (2)
		      Balance at Charged to  Charged to               Balance
		      Beginning  Costs and     Other                  at End
   Description        of Period   Expenses    Accounts  Deductions   of Period
--------------------- ---------- ---------- ----------- ----------- -----------
Allowance for doubtful
accounts

  December 31, 1995   $ 732,000  $ 530,665  $    -      $ (702,039)  $  560,626

  January 1, 1995     $ 419,000  $ 526,871  $    -      $ (213,871)  $  732,000

  January 2, 1994     $ 377,000  $ 399,823  $    -      $ (357,823)  $  419,000

Deferred tax asset
valuation account

  December 31, 1995   $ 768,554  $   -      $  425,731  $  (67,358)  $1,126,927

  January 1, 1995     $   -      $   -      $1,331,886  $ (563,332)  $  768,554

  January 2, 1994     $   -      $   -      $    -      $    -       $    -



Column C(2) charged against Deferred Tax Asset






















Exhibit 11 - Statement re: Computation of per share earnings




						  Years Ended
				  --------------------------------------------
				  December 31,     January 1,     January 2,
				      1995            1995           1994
				  ____________   _____________   ____________

Average shares outstanding            435,025       407,090        409,936

Dilutive effect of stock
 options computed by use of
 treasury stock method                  -              -              -
				     --------      ---------      ---------
Average common and common
 equivalent shares outstanding        435,025       407,090        409,936
				     ========      =========      =========



Computation of earnings per
 share = Net loss/average common
 and common equivalent shares
 outstanding                         $(371,584)   $(2,684,116)   $  (652,027)

				       435,025        407,090        409,936
				     ---------    -----------    -----------

Loss per share                       $   (0.85)   $     (6.59)   $     (1.59)
				     =========    ===========    ===========






Exhibit 21 - Subsidiaries of the Registrant



	For the fiscal year ended December 31, 1995, Registrant owned and operated eight (8) subsidiaries in the United States. Each subsidiary is wholly owned and is involved in the same line of business as Registrant. All of Registrant's subsidiaries have been included in Registrant's consolidated Financial Statements. The names of said subsidiaries have been omitted from this report.





Exhibit 99 -  Cross Reference to Proxy Statement Incorporated by Reference


				    Definitive Proxy Statement to be Filed
Form 10-K for Fiscal Year           by Registrant for Annual Meeting of
Ended December 31, 1995             Stockholders to be Held May 15, 1996
---------------------------         ---------------------------------------

PART III

				    Compensation of Directors and Executive
				    Officers
ITEM 11. - Executive Compensation   pp. 5 et. seq.