Form 10KSB
period 1996-12-29
KENWIN SHOPS INC
filed 1997-04-17
CIK 55393

U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     Form 10-KSB

	[ X ] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

	For the Fiscal Year Ended December 29, 1996

    	[    ]  Transition Report under Section 13 or 15(d) of the Exchange Act
    	of 1934 (No fee required)

	For the transition period from _____________ to ___________

	Commission file number 1-6680

	             		KENWIN SHOPS, INC.
                   (Name of Small Business Issuer in Its Charter)

           NEW YORK			  	  13-5607936
 (State or Other Jurisdiction of	(IRS Employer Identification No.)
  Incorporation or Organization)

	4900 Highlands Parkway
	Smyrna, Georgia            				30082
 (Address of principal executive offices)		     (Zip Code)

		 	          770-431-7971
                  Issuer's Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act:

						Name of Each Exchange on
	Title of Each Class			Which Each Class is Registered

          Common stock                           American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		YES    X   			NO ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

    The issuer's revenues for its most recent fiscal year were $12,682,698.

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 10, 1997 was $1,276,500.

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                Yes   X                         No____

As of March 10, 1997, there were 907,160 shares outstanding of the issuer's common stock, $.01 par value.

Documents Incorporated by Reference:

        Amended Certificate of Incorporation of the Company

        By-Laws of the Company

Transitional Small Business Disclosure Format (check one):

		Yes       			No  X

PART I.

ITEM 1.	DESCRIPTION OF BUSINESS

        Kenwin Shops, Inc. (the "Company") was incorporated on December 10, 1946, in the State of New York. On December 12, 1961, the Company made its first public offering of stock. On July 14, 1971, the Company was authorized to begin trading its stock on the American Stock
Exchange.

	The Company operates a chain of retail stores selling moderately priced women's and children's clothing and accessories in seven Southern states. The Company operates primarily as a merchandising and selling entity. It also provides substantial advertising, promotional, bookkeeping, inventory control and executive services for each of the stores. As of December 29, 1996, the Company operated 79 retail stores under the names "Dress for LE$$" and "Kenwin/Dress for LE$$", located in Alabama, Arkansas, Georgia, Louisiana, Mississippi, South Carolina, and Texas. All of the Company's stores are in leased premises located in shopping malls or centrally located commercial districts.

	On September 19, 1994 the Company voluntarily filed for bankruptcy protection under Chapter 11 of the federal bankruptcy law in the United States Bankruptcy Court for the Southern District of New York . During the period January 3, 1994 through January 1, 1995, revenues declined from $23,090,064 to $18,510,861, approximately 19.8 % from the same period a year earlier. The quality and attractiveness of the merchandise in the Company's stores did not satisfy consumers' desires, causing the Company to lose customers and sales. In addition, overhead and selling expenses were high and the Company operated numerous stores which were unprofitable. The Company closed 44 underperforming stores during the third and fourth quarters of 1994 in an effort to reduce expenses. Nevertheless, the Company sustained a loss of approximately $2,684,116 for the fiscal year ending January 1, 1995.

	During 1995, the Company took additional steps to return to profitability. In August, the Company sold its warehouse facility in Tucker, Georgia for $800,000, and rented it back at a cost of $67,340 per year. In September, the Company executed a private charge card agreement for a period of two years with the Bank of Louisiana ("BOL") whereby BOL agreed to purchase substantially all of the Company's outstanding customer accounts receivable, less a delinquency reserve, and to process customer charges, mail statements, and follow up on collections. The charge card agreement with BOL and sale of the warehouse were intended to reduce expenses and to provide additional working capital needed to purchase new merchandise.

	On October 12, 1995, an order was entered by the Bankruptcy Court confirming the Company's plan of restructuring and Kenwin emerged from bankruptcy. At the time of confirmation, the Bankruptcy Court determined that the plan was fair and feasible to creditors, and the Company's management believed that the Company was appropriately structured to return to profitability. Under the plan of restructuring, the Company paid unsecured creditors a 25% cash settlement and issued to them 149,260 shares of its common stock. On October 23, the Company executed a $1,500,000 post-bankruptcy line of credit with Sterling National Bank of New York ("Sterling") secured by the general assets of the Company, with interest at Sterling's base rate plus 2.5%, payable monthly. The amount of credit available is dependent on the value of goods in inventory. The Company is permitted to borrow up to 50% of the value of goods in inventory.

	For the year ended December 31, 1995, the Company experienced a reduction in revenues to $15,374,665, a decline of approximately 16.9% from the previous year. A substantial portion of the decline was attributable to the loss of revenues from the 44 stores which had been closed in late 1994. The Company sustained a net loss of $371,584 for the year ended December 31, 1995. Without taking into account an extraordinary item of gain totaling $1,385,153 consisting of the forgiveness of indebtedness in settlement of the bankruptcy filing, the loss would have been $1,756,737.

        On January 1, 1996, the Company operated 102 stores and Management anticipated a return to profitability in the coming year. However, due to the Company's financial situation, the Company's merchandise suppliers were only willing to extend limited credit terms (e.g., within 15 days of shipment) for merchandise delivered to the Company. These terms put severe demands on the Company's financial position, since it was not possible to deliver inventory to the Company's retail stores and generate sales revenue prior to the Company having to pay its suppliers.

	The Company experienced further financial problems resulting from difficulty in selling the inventory in its stores. This was due to a combination of factors, including a period of relatively slow retail sales for the garment industry generally, and the poor quality of much of its inventory of merchandise. During the first six months of 1996, the Company's revenues declined to $6,637,021 from $8,156,154, a reduction of 18.6% from the same period one year earlier.

        In response to the declining sales, the Company was forced to sell much of its merchandise at steeply discounted prices, simply to move the merchandise out of its stores. Not only did these discounted sales reduce the Company's anticipated revenues, but they also required the Company to re-value its inventory at lower values, thereby restricting the credit available under the Sterling line of credit.

	A result of the reduced revenues and restricted line of credit was that the Company was unable to purchase sufficient quality merchandise to continue to stock its stores. Attempts to make adjustments by purchasing less expensive merchandise resulted in the Company receiving goods that did not sell well in its stores. Faced with inventory that was selling very slowly, the Company resorted to further mark downs of its retail prices, with the attendant negative impact on revenues and the Sterling line of credit.

	During the period from April, 1996 to July, 1996, the Company's deteriorating financial condition drew the attention of the major credit reporting agencies. These agencies reported negatively on the Company's credit worthiness, which reports led some of the Company's suppliers to stop shipping merchandise altogether. In addition, during this period, those companies which supplied the Company with merchandise and which employed factors to finance their sales to the Company were informed by their factors that they would no longer finance sales to the Company. The suppliers in turn informed the Company that they would no longer ship merchandise to the Company.

	During the month of July, 1996, the Company's Board of Directors determined that the Company faced an immediate financial crisis. There was insufficient quality merchandise in its stores to generate revenues to continue to support the Company as an on-going business. The Board concluded that new sources of merchandise and executive leadership were required, or the Company would be forced into a final bankruptcy and liquidation.

	The Board entered into discussions with several companies, with a view towards obtaining financing, new merchandise and executive leadership upon terms that were financially acceptable. None of these discussions were successful. Finally, in July, 1996 D&A Funding Corporation
("D&A") was introduced to the Company and the Board entered into discussions with Donald Weiner, the President of D&A.

	During the course of continuing discussions with Mr. Weiner, the Company's management continued to pursue all other opportunities that offered viable alternatives. Nothing emerged from these efforts. On August, 16, 1996, the Company and D&A entered into a Consignment Agreement pursuant to which D&A agreed to provide the Company with all of its requirements for merchandise on a consignment basis. D&A agreed to ship the merchandise to the Company but retain an ownership interest in the merchandise until such time as the merchandise was sold by the Company. The Company negotiated this arrangement to relieve it of having to pay for the new inventory before it was able to sell the inventory and realize revenues.

	The Board also recognized the need for new executive leadership in order to revitalize the Company's selection of merchandise and the development of marketing initiatives. In order to provide such new leadership, on August 16, 1996, the Company entered into a Management Agreement with D&A (the "Management Agreement"). Pursuant to the Management Agreement, D&A agreed to supervise the day to day operations of the Company. As compensation for its services, D&A receives an annual fee of $50,000 and a payment equal to 2% of the gross volume of goods shipped by it to the Company. In addition, the Company agreed to sell an aggregate of 350,000 authorized but unissued shares of common stock to D&A at a purchase price of $.01 per share. Donald Weiner was appointed interim Chief Executive Officer, pending approval by the Company's shareholders of the transaction with D&A.

	During the period from August 16, 1996 to December 29, 1996, under the leadership of Mr. Weiner, the Company initiated steps to improve its financial situation. The Company obtained sufficient quantities of quality merchandise from D&A to begin to expand inventory in its stores. The Company closed seven stores which were not performing well and opened a 9,000 square foot "mega" store in Stone Mountain, Georgia on October 16, 1996. The Company also closed its warehouse, and started to receive merchandise shipped directly to its stores from D&A, at considerable cost saving. In addition to the Company's customary merchandise, a new higher priced (i.e. $29.99) line was offered for sale in the new mega store. The mega store also includes leased departments, generating rental income, selling hats, accessories and lingerie. A second mega store is planned to open in 1997.

	As a result of the closings of the warehouse and underperforming stores, and the termination of excess employees throughout the Company, the total number of employees was reduced from 285 on January 1, 1996, to 226 on December 29, 1996. Full time employees as of December 29, 1996 were 155 and part-time employees were 71. D&A remains the Company's sole source of merchandise.

	The retail clothing business is a highly competitive, multi-billion dollar industry. The Company competes with numerous independent local stores and other chains, some of which are larger and have greater financial resources than the Company. While the retail clothing business is highly competitive, and numerous retailers have encountered financial difficulties within the last three years, the Company believes that it will be able to utilize its new merchandise, pricing methods, efficiency of inventory acquisition and control, and marketing strategies, to compete on favorable terms with its competitors.


ITEM 2.	PROPERTIES

	At the beginning of 1996 the Company maintained its headquarters and warehouse in space which it leased at 4747 Granite Drive, Tucker, Georgia. The Company's headquarters was relocated from Tucker, Georgia to 6200 Memorial Drive, Stone Mountain, Georgia on October 16, 1996. The Company closed its warehouse on October 13, 1996, and began receiving shipment of merchandise directly to its stores from suppliers.

	The Company operated 102 stores at the beginning of 1996. During the year, the Company opened two stores and closed 25 stores, leaving 79 stores in operation at the end of the year. As of December 29, 1996, the Company operated 78 conventional sized retail outlets, ranging from 1,800 square feet to 8,000 square feet, and 1 mega store containing
9,000 square feet, in several towns and cities in Alabama, Arkansas, Georgia, Louisiana, Mississippi, South Carolina, and Texas. All of the Company's properties are located in modern, air-conditioned buildings and are leased with fixed rentals or minimum guaranteed rentals plus a percentage of sales. The Company sublets space within its mega store to retailers of specialty items and accessories.


ITEM 3.	LEGAL PROCEEDINGS.

	On December 5, 1996, the law firm which had formerly represented the Company, Jaffin, Conrad, Finkelstein & Frank ("Jaffin, Conrad"), brought an action against the Company in Supreme Court of the State of New York, alleging that the Company was indebted to that firm in the amount of $31,648 for unpaid legal fees. Jaffin, Conrad exercised a lien on all of the Company's books and records in their possession, including the corporate minute book, stock ledger, copies of correspondence, and other documents. The unavailability of such corporate records has not had a material impact upon the Company's business or legal obligations.

	On December 12, 1996 the American Stock Exchange ("Amex") informed the Company that it was striking the Company's common stock from listing for trading effective December 28, 1996. The decision by the Amex to delist the Company's stock was taken after a review of the Company's financial performance for the preceding three years. The Amex concluded that the Company no longer met the financial criteria required for listing. Subsequent to the delisting, the Company's stock has been traded in the over-the-counter market on the bulletin board.

        There were no other material legal proceedings pending as of December 29, 1996, to which the Company was a party or of which any of its property was the subject.


ITEM 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

	A special meeting of shareholders of the Company was held on November 21, 1996. At the special meeting the shareholders approved the Management Agreement dated August 16, 1996 (the "Management
Agreement"), between the Company and D&A Funding Corporation ("D&A"), pursuant to which D&A has been managing the day-to-day operations of the Company. The Company agreed to sell D&A 350,000 authorized but unissued shares of common stock at a purchase price of $.01 per share, and pay D&A (i) a fee of $50,000 per annum for the services of its management personnel and (ii) a fee equal to two (2%) percent of the aggregate original cost of goods shipped to the Company pursuant to the Consignment Agreement dated August 16, 1996 between the Company and
D&A. Donald Weiner, the President of D&A, was appointed interim Chief Executive Officer. D&A may terminate the Management Agreement at any time upon 30 days' written notice to the Company. The Company may terminate the Management Agreement upon a material breach of D&A's obligations thereunder, the insolvency or bankruptcy of D&A, or if D&A's performance of the Management Agreement violates any law or governmental regulation. The vote on the Management Agreement was as follows:

							 Broker
	For		   Against	  Abstain	Non-Votes

	296,960		    63,961	   1,236	 187,342

	At the special meeting, the shareholders also approved a proposal to amend the Company's Certificate of Incorporation to provide that the par value of the Company's common stock be reduced from $1.00 per share to $.01 per share. The vote on the Amendment to the Certificate of Incorporation was as follows:

							 Broker
	For		   Against	  Abstain	Non-Votes

	436,845		    65,561 	   1,636	    -0-

	Following approval of the Management Agreement and the Amendment to the Certificate of Incorporation at the special meeting, the directors of the Company resigned and the shareholders elected Donald Weiner, Arthur Gins, Barbara Weiner, Edith Gins, and Richard Moskowitz directors of the Company.

	The votes cast for election of directors were as follows:

							     Broker
	Name			    For	       Withheld	    Non-Votes

	Donald Weiner		   457,561	46,486		-0-
	Arthur Gins	           458,061	45,986		-0-
	Barbara Weiner	           457,561	46,486		-0-
	Edith Gins	           458,061	45,986		-0-
	Richard Moskowitz          455,183	48,864		-0-



PART II.

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
	MATTERS

	The Company's common stock was traded on the American Stock Exchange ("Amex") from 1971 until December 28, 1996, when the Company's common stock was removed from listing for trading following Amex's finding that the Company no longer met the financial standards required for trading. Since that date, the Company's common stock has been traded in the over-the-counter market on the bulletin board under the symbol KNWN.

	The following table sets forth the high and low prices for the common stock for each quarter from January 1, 1995 through December 29, 1996 as reported by the Amex:

            Fiscal 1995					High 		Low

            First Quarter       			3		2 3/4
            Second Quarter      			4 9/16		2 7/8
            Third Quarter        			3		1 5/8
            Fourth Quarter     	                        3 5/16		1 13/16


            Fiscal 1996					High 		Low

            First Quarter       			2 3/8		1 3/4
            Second Quarter               		2 3/8		1 3/4
            Third Quarter        			4 1/2		1 1/4
            Fourth Quarter              	        3 1/2		2 1/8

        As of March 10, 1997, the closing bid and asked price per share of common stock was 2.50 bid, 3.0 asked, according to the Trading and Market Services division of the NASDAQ OTC Bulletin Board. The prices presented are bid prices, which represent prices between broker-dealers and don't include retail mark-ups and mark-downs or any commission to the dealer. The prices may not reflect actual transactions.

        As of March 10, 1996, the Company had 273 record holders of its common stock. The Company reasonably believes that there are in excess of 300 beneficial holders of its common stock.

        The Company has not paid any cash dividends for the last two fiscal years and does not anticipate paying cash dividends in the foreseeable future. The Board of Directors intends to retain earnings, if any, for use in the Company's business operations.


ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto of the Company included elsewhere herein.

General

	During the first half of 1996, the Company experienced financial problems resulting from difficulty in selling the inventory in its stores and in obtaining credit to finance operations. During the first six months of 1996, Kenwin's revenues declined 18.63%, from $8,156,154 to $6,637,021, for the same period one year earlier.

	During the second half of 1996, the Company initiated substantial changes in management personnel, acquisition of merchandise, handling of inventory, marketing, and control of expenses in an effort to return the Company to profitability. On August 16, 1996, pursuant to the Management Agreement (the "Management Agreement") between the Company and D&A Funding Corporation ("D&A"), Donald Weiner, president of D&A Funding Corporation and Dresses For Less, Inc., was appointed interim Chief Executive Officer. On November 21, 1996, following Mr. Weiner's election to the Board of Directors, he was appointed Chairman and Chief Executive Officer.

        In addition to the Management Agreement, the Company and D&A also entered into a Consignment Agreement pursuant to which D&A agreed to provide the Company with all of its requirements for merchandise on a consignment basis. D&A agreed to ship the merchandise to the Company but retain an ownership interest in the merchandise until such time as the merchandise was sold by the Company. The Company negotiated this arrangement to relieve it of having to pay for the new inventory before it was able to sell the inventory and realize revenues.

        Management believes that the quality and marketability of the merchandise shipped to the Company's stores by D&A represented a substantial improvement over that of the merchandise which the Company had previously been able to obtain from suppliers. It is Management's opinion that the improved quality of merchandise enabled the Company to retain much of its customer base and to attract new customers to its stores.

        During the period from August 16, 1996 until year end, the Company took a number of steps to reduce expenses. The Company closed stores which were not performing well, and implemented a system of receiving merchandise shipped directly to its stores rather than receiving merchandise at its warehouse and distributing it to its stores. The Company closed its warehouse in Tucker, Georgia on October 15, incurring savings of rent, maintenance and employee salaries. Further, the Company eliminated excess employees at both the managerial and retail levels throughout the Company, resulting in a reduction in employees from 285 on January 1, 1996 to 226 by December 29, 1996, and a savings of salary expenses and payroll taxes.

        In order to improve the marketing image of the Company, and to attract new customers to a more contemporary and desirable shopping environment, the Company opened its first mega store in Stone Mountain, Georgia, on September 20, 1996. The mega store contains approximately 9,000 square feet of retail space. The mega store contains leased departments, generating substantial rental income, selling hats, accessories and lingerie. The Company plans to open additional mega stores during 1997.

        Throughout 1996, the Company continued to experience difficulty in establishing sufficient credit with financial and industry institutions to enable the Company to improve its liquidity and to have access to capital for the acquisition of expanded lines of merchandise and the renovation and upgrading of its stores. The Company continues to rely on D&A for all shipments of merchandise. Nevertheless, the Company believes that the locations of the Company's existing stores in shopping malls and central business districts provide the Company with the selling locations which have the potential to attract additional customers, and thus generate higher revenues. Management believes that operations have been streamlined sufficiently to reduce expenses, and that additional sales and revenues will improve profitability.

        The Company's business continues to be highly seasonal, with most of its sales and earnings occurring in the Christmas and Easter seasons. The average annual sales per store and per square foot for the past three years are as follows:
          			  			  Average
          		    Average		Annual Sales
			  Annual Sales		 Per Square
	Year		   Per Store		    Foot

	1996		   $140,134		  $40.81
	1995		   $150,679		  $43.90
	1994		   $149,281		  $43.03

Results of  Operations

        Twelve Months Ended December 29, 1996 Compared with the Twelve Months ended December 31, 1995

        Net sales decreased approximately $2,692,000 (17.5%) from 1995 to 1996. Management attributes the decrease in overall sales to the closing of 25 stores during the second half of 1996. In order to move older inventory out of its stores, and to make room for newer and higher quality merchandise received from D&A, the Company was compelled to mark-down its older inventory very steeply.

	Cost of goods sold, including occupancy and distributing expenses as a percentage of sales increased from 65.93% in 1995 to 74.64% in 1996. The increase from 1995 to 1996 is primarily due to an increase in the Company's maintained markup for the period.

	Selling, general and administrative expenses ("SG&A") decreased $320,363 (4.46%) from 1995 to 1996 due principally to a reduction in store operating expenses, including store payroll and payroll taxes, resulting from the closing of 25 retail locations during the third and fourth quarters of 1996.

        On December 13, 1996, the Company borrowed $200,000 from D&A and executed a Promissory Note in favor of D&A payable in sixty weekly installments with interest at the rate of 15% per annum.

        Interest expense was reduced primarily as the result of paying down the Sterling National Bank line of credit.

        Twelve Months Ended December 31, 1995 Compared with the Twelve Months ended January 1, 1995

	Net sales decreased approximately $3,136,000 (16.9%) from 1994 to 1995. Management attributes the decrease in overall sales to the closing of 44 stores during the second half of 1994. The Company's credit problems, which ultimately led to the Chapter 11 filing, continued to have a detrimental effect on the quantity and quality of inventory at the retail level, resulting in higher markdowns and loss of customers in 1995.

	Cost of goods sold, including occupancy and distributing expenses as a percentage of sales decreased from 74.8% in 1994 to 65.93% in 1995. The decrease from 1994 to 1995 was primarily due to an increase in the Company's maintained markup for the period as compared to prior years.

	Selling, general and administrative expenses ("SG&A") decreased $1,044,649 (13.5%) from 1994 to 1995 due principally to a reduction in store operating expenses, including store payroll and payroll taxes, resulting from the closing of 44 retail locations during the third and fourth quarter of 1994.

        The Company realized a $586,229 gain on the sale of the Company's office and warehouse facility major costs incurred with the closing of 44 stores included to the write-off of fixed assets, accounts receivable, and lease settlement costs.

        In the past four years, inflation has had little effect on both the price for which the Company sells its merchandise and on the Company's cost of merchandise and operating expenses. The Company, as of December 29, 1996, employed 155 persons full time and 71 persons part time.


Liquidity

        Cash provided by operating activities, a credit card financing agreement with Bank of Louisiana ("BOL"), an available line of credit with Sterling National Bank of New York ("Sterling") and a loan from D&A Funding Corporation are the Company's primary sources of liquidity and capital.

        On September 29, 1995, the Company executed a private label charge card agreement for a period of two years with BOL whereby BOL agreed to purchase substantially all of the Company's outstanding customer accounts receivable, less a delinquency reserve, and to process charge card transaction and statements. On October 23, 1995, the Company executed a $1,500,000 post-bankruptcy line of credit with Sterling National Bank of New York ("Sterling"). The line of credit is secured by the general assets of the Company, including, but not limited to, cash, property and equipment, and intangibles. The line of credit bears interest at Sterling's base rate plus 2.5%, payable monthly. The amount of credit available is dependent on the value of goods in inventory. The Company is permitted to borrow up to 50% of the value of goods in inventory. As of December 29, 1996, the indebtedness of the Company to Sterling was $406,080.

        On December 13, 1996, the Company borrowed $200,000 from D&A and executed a promissory note payable in sixty (60) weekly installments, with interest at fifteen (15%) percent per annum.

        Net cash used by operating activities amounted to $455,069 in 1996.

        The following items measure the Company's ability to meet its short-term obligations:

                                1996              1995             1994

Working capital            ($1,955,000)       $1,627,000       $4,935,000
Working capital ratio          (0.3)              2.0             3.2


ITEM 7.	FINANCIAL STATEMENTS


        (a)     1.      Financial Statements

                        The following consolidated financial statements of Kenwin Shops, Inc. are included in Part II, Item 7:

                        Independent Auditors' Report

                        Consolidated Balance Sheets - December 29, 1996 and December 31, 1995

                        Consolidated Statements of Income for the years ended December 29, 1996, and December 31, 1995

                        Consolidated Statements of Stockholders' Equity for the years ended December 29, 1996 and December 31, 1995

                        Consolidated Statements of Cash Flows for the years ended December 29, 1996 and December 31, 1995

                        Notes to Consolidated Financial Statements,
                        Notes 1 to 18

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE

	None

                                INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of

        Kenwin Shops, Inc.

        We have audited the accompanying consolidated balance sheets of Kenwin Shops, Inc. as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Kenwin Shops, Inc. as of December 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant operating losses for the past three fiscal years. As described in Note 14, this condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Atlanta, Georgia
April 4, 1997

                      	       KENWIN SHOPS, INC.
	                    CONSOLIDATED BALANCE SHEETS

                                                    December 29,   December 31
                                                       1996            1995
                                     ASSETS
CURRENT ASSETS
  Cash (Note 2)                                    $  382,993      $  274,177
  Restricted cash (Note 3)                            419,044         804,009
  Accounts receivable, less allowance for
    doubtful accounts of $560,626 in 1995
    (Notes 2, 3, and 6)                                 -              14,624
  Miscellaneous other accounts receivable              25,935           4,812
  Merchandise inventories                               -           2,042,880
  Prepaid expenses and refundable taxes                34,022         129,632
                                                   ----------      ----------
    TOTAL CURRENT ASSETS                              861,994       3,270,134
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 6)
  Land                                                  -               -
  Building and building improvements                    3,632           3,632
  Furniture and fixtures                            2,215,669       2,968,598
  Automobiles                                          91,483          88,434
  Leasehold improvements                              759,837       1,019,907
                                                   ----------      ----------
                                                    3,070,621       4,080,571
  Less accumulated depreciation and amortization    2,382,919       2,946,385
                                                   ----------      ----------
    PROPERTY, PLANT AND EQUIPMENT, net                687,702       1,134,186
                                                   ----------      ----------
OTHER ASSETS
  Cash surrender value of life insurance, net
    of loans of $42,073 and $42,073, respectively
    (Note 5)                                           25,570          25,878
  Deposits                                             46,286          42,994
  Deferred income taxes (Note 4)                        -             183,453
                                                   ----------      ----------
    TOTAL OTHER ASSETS                                 71,856         252,325
                                                   ----------      ----------
      TOTAL ASSETS                                 $1,621,552      $4,656,645
                                                   ==========      ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank overdraft                                 $  674,056      $  182,897
    Line of credit  (Note 6)                          406,080           -
    Accounts payable, trade (Note 16)                 741,092         534,129
    Accrued expenses and other liabilities
      (Note 16)                                       478,759         259,470
    Taxes withheld and accrued                         85,608         129,408
    Customers' deposits on layaways                     -              78,489
    Estimated liability for uncollectible
      accounts (Note 3)                               234,842         458,783
    Notes payable, related party (Note 16)            196,834           -
                                                   ----------      ----------
    	TOTAL CURRENT LIABILITIES                   2,817,271       1,643,176
                                                   ----------      ----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 in 1996 and
    $1 in 1995, authorized 1,000,000, issued
    964,282 shares in 1996 and 613,472 shares
    in 1995 (Note 8)                                    9,643         613,472
  Additional paid-in capital                        1,601,578         991,819
  Retained earnings                                (1,903,823)      2,311,295
                                                   ----------      ----------
                                                     (292,602)      3,916,586

   Less treasury stock, at cost, 57,122 share         903,117        903,117
                                                   -----------     ----------
        TOTAL STOCKHOLDERS' EQUITY                 (1,195,719)      3,013,469
                                                   ----------      ----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                     $1,621,552      $4,656,645
                                                   ==========      ==========

[FN]
The accompanying notes are an integral part of these statements.

                            KENWIN SHOPS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

                                                          Years Ended
                                                  December 29,   December 31,
                                                      1996          1995
                                                   (52 Weeks)    (52 Weeks)
                                                  -----------    ------------
REVENUES
  Retail sales (Note 9)                           $12,682,698    $15,374,665
  Other income, principally finance charges            25,142        541,784
                                                  -----------    -----------
     TOTAL REVENUES                                12,707,840     15,916,449
                                                  -----------    -----------
COSTS AND EXPENSES
  Cost of goods sold, including occupancy
    and distribution expenses                       9,466,090     10,136,236
  Selling, general and administrative expenses      6,862,773      7,183,136
  (Gain) loss on disposal of property and
    equipment                                         254,039       (586,229)
  Depreciation                                        237,497        347,376
  Interest expense                                     62,351        132,268
                                                  -----------    -----------
      TOTAL COSTS AND EXPENSES                     16,882,750     17,212,787
                                                  -----------    -----------
      LOSS BEFORE REORGANIZATION ITEMS,
        CREDIT FOR INCOME TAXES AND
        EXTRAORDINARY ITEMS                        (4,174,910)    (1,296,338)

REORGANIZATION ITEMS (Note 11)
  Professional fees                                     -            362,064
  Loss on disposal of assets, closed stores             -              -
  Bad debts on accounts receivable, closed stores       -              -
  Other costs and fees                                  -            165,693
                                                   -----------   -----------
    TOTAL REORGANIZATION ITEMS                          -            527,757

    LOSS BEFORE CREDIT FOR INCOME TAXES
      AND EXTRAORDINARY ITEMS                       (4,174,910)   (1,824,095)

INCOME TAX (EXPENSE) BENEFIT (Note 4)                 (129,020)       67,358
                                                   -----------   -----------
      NET LOSS BEFORE EXTRAORDINARY ITEMS           (4,303,930)   (1,756,737)
                                                   -----------   -----------
EXTRAORDINARY ITEMS
  Gain on forgiveness of debt in settlement
    of Chapter 11 bankruptcy, net of tax of
    $848,965 (Note 12)                                   -         1,385,153

  Gain on forgiveness of debt in settlement of
    liability to vendors, net of tax of
    $54,433 (Note 13)                                   88,812         -
                                                   -----------   -----------
       NET LOSS                                    $(4,215,118)  $  (371,584)
                                                   ===========   ===========
NET LOSS PER SHARE (Note 10)
  Net loss before extraordinary items              $     (6.62)  $     (4.04)
  Extraordinary items                                     0.14          3.19
                                                   -----------   -----------
    NET LOSS                                       $     (6.48)  $     (0.85)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES                      650,412       435,025
                                                   ===========   ===========

[FN]

The accompanying notes are an integral part of these financial statements.

                               KENWIN SHOPS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Additional                  Common
                                  Common     Paid-in       Retained    Stock in
                                  Stock      Capital       Earnings    Treasury

                                --------   ----------   -----------  ---------
BALANCE AT JANUARY 1, 1995      $464,212   $  676,449   $ 2,682,879   $903,117

ISSUANCE OF 149,260 SHARES OF
  COMMON STOCK RESULTING
  FROM PLAN OF REORGANIZATION
  (Note 12)                      149,260      315,370         -          -

NET LOSS                           -            -          (371,584)     -
                                --------   ----------   -----------   --------
BALANCE AT DECEMBER 31, 1995     613,472      991,819     2,311,295    903,117

ISSUANCE OF 810 SHARES OF
  COMMON STOCK RESULTING
  FROM PLAN OF REORGANIZATION
    (Note 12)                        810        1,620         -          -

REDUCTION IN PAR VALUE OF
  STOCK (Notes 8 and 16)        (608,139)     608,139         -          -

ISSUANCE OF 350,000 SHARES OF
  COMMON STOCK TO D&A
  FUNDING CORPORATION
  (Notes 8 and 16)                 3,500        -             -          -

  NET LOSS                         -            -        (4,215,118)     -
                                --------   ----------   ------------   --------
BALANCE AT DECEMBER 29, 1996    $  9,643   $1,601,578   $(1,903,823)   $903,117
                                ========   ==========   ===========    ========

[FN]

The accompanying notes are an integral part of these statements.

                                KENWIN SHOPS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Years Ended
                                                  December 29,   December 31,
                                                      1996          1995
                                                   (52 Weeks)    (52 Weeks)
                                                  -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                          $(4,215,118)   $   (371,584)
Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities
    Depreciation and amortization                     250,459         467,111
    Provision for doubtful accounts                  (560,626)        530,665
    (Gain) loss on disposal of property
      and equipment                                   254,039        (586,229)
    (Gain) on forgiveness of debt (Notes
      12 and 13)                                     (143,245)     (2,234,118)
    Deferred income taxes, net                        183,453         781,607
    Changes in assets (increase) decrease
      Restricted cash                                 384,965        (804,009)
      Customers' accounts receivable, net             575,250         587,508
      Miscellaneous other accounts receivable         (21,123)          8,363
      Merchandise inventories                       2,042,880         196,472
      Prepaid expenses and refundable taxes            95,610         (53,283)
      Other assets                                     (2,984)         (6,199)
    Changes in liabilities increase (decrease)
      Pre-petition accounts payable, trade              -            (921,666)
      Pre-petition accrued expenses and other
        liabilities                                     -              (7,631)
      Post-petition accounts payable, trade           337,153         348,896
      Post-petition accrued expenses and other
        liabilities                                   219,289        (245,621)
      Bank overdraft                                  491,159         182,897
      Taxes withheld and accrued                      (43,800)        (27,126)
      Customers' deposits on layaways                 (78,489)        (19,329)
      Estimated liability for uncollectible
        accounts                                     (223,941)        458,783
                                                  ___________      ___________
          NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                     (455,069)     (1,714,493)
                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment               (49,362)       (121,425)
  Proceeds from sale of property and equipment          4,404         776,585
                                                  -----------      -----------
          NET CASH PROVIDED (USED) BY
            INVESTING ACTIVITIES                      (44,958)        655,160
                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                     8,677,000       3,270,614
  Repayments of bank borrowings                    (8,270,920)     (4,525,036)
  Proceeds from related party borrowings              200,000           -
  Payments to related party borrowings                 (3,167)          -
  Sales of receivables                                  -           2,080,768
  Proceeds from issuance of common stock                5,930           -
                                                  -----------     -----------

        NET CASH PROVIDED (USED) BY
          FINANCING ACTIVITIES                        608,843         826,346
                                                  -----------      -----------

NET INCREASE (DECREASE) IN CASH                       108,816        (232,987)

CASH, BEGINNING OF YEAR                               274,177         507,164
                                                  -----------      -----------

CASH, END OF YEAR                                 $   382,993     $   274,177
                                                  ===========     ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid during the year                     $    65,288     $   132,268
                                                  ===========     ===========
Income taxes paid during the year                 $     -         $     -
                                                  ===========     ===========

[FN]
The accompanying notes are an integral part of these financial statements.

                                 KENWIN SHOPS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     Summary of significant accounting policies

        Kenwin Shops, Inc. and its wholly owned subsidiaries (the "Company") operate a chain of retail women and children's apparel stores in seven (7) states, all of which are located in the southern United States.

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

        Property, plant and equipment - Depreciation of property, plant and equipment has been provided by using the straight-line method, based upon the estimated lives of the respective assets, ranging from 4 to 25 years. Depreciation of leasehold improvements is provided by using the straight-line method based upon the life of the asset or term of the lease without regard to renewal options, whichever is shorter.

(2)     Concentrations of credit risk

        The Company maintains commercial checking accounts at several financial institutions. As of December 29, 1996, none of its accounts were in excess of federally insured limits.

        The Company grants credit to customers, substantially all of whom are local residents in the same geographic region, and requires no collateral.

(3)     Accounts receivable

        On September 29, 1995, the Company entered into a two-year agreement whereby it sold its initial accounts receivable to the Bank of Louisiana ("BOL"). The Company received $2,080,768 in net proceeds from the transfer of its receivables (Note 12). BOL set up an initial reserve of $750,000 to guarantee delinquencies, claims and bad debts. The amount held by BOL at December 29, 1996 was $419,044 which is reflected as restricted cash on the balance sheet. The outstanding balance of accounts receivable at December 29, 1996 which the Company could be required to repurchase under the recourse provisions of the agreement totaled $3,784,755. A liability of approximately $234,842 has been recorded for estimated uncollectible accounts. The balance of accounts receivable at December 31, 1995 is comprised of approximately $14,600 of receivables to be purchased by BOL and approximately $560,600 of receivables either rejected by BOL or repurchased from BOL under the recourse provisions, which are fully reserved.

(4)     Income taxes

        The credit (expense) for income taxes is composed of the following:

                                                          Years Ended
                                                  December 29,   December 31,
                                                      1996          1995
                                                   (52 Weeks)    (52 Weeks)
                                                  -----------    ------------

        Federal                                    $    -          $   -
        State                                           -              -
        Deferred                                     (129,020)       67,358
                                                   ----------      --------
                                                   $ (129,020)     $ 67,358
                                                   ==========      ========

        Deferred income taxes, resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes, are as follows:

                                                          Years Ended
                                                  December 29,   December 31,
                                                      1996          1995
                                                   (52 Weeks)    (52 Weeks)
                                                  -----------    ------------
        Difference between tax and book:
          Depreciation                            $   36,436      $   25,594
          Allowance for doubtful accounts           (298,135)        109,215
          Basis of merchandise inventories           (51,088)        (19,092)
        Net operating loss carryforward            1,895,517        (538,951)
        Taxes applicable to extraordinary item        54,433         848,965
                                                  -----------      ---------
                                                   1,637,163         425,731
        Change in valuation allowance             (1,766,183)       (358,373)
                                                  -----------      ---------
        Net deferred tax credit (expense)         $ (129,020)      $  67,358
                                                  ===========      =========

        The following is a summary of the components of the net deferred tax asset and liability accounts recognized in the accompanying consolidated balance sheets:

                                                      1996           1995
                                                  ------------   ------------
Deferred tax assets
  Difference between tax and book:
    Depreciation                                   $   35,492     $     -
    Allowance for doubtful accounts                    89,240         387,375
    Basis of merchandise inventories                     -             51,088
  Tax effect of net operating loss carryforward     2,768,378         872,861
                                                   ----------     -----------
     Total                                          2,893,110       1,311,324

Deferred tax liability
  Difference between tax and book:
    Depreciation                                        -                (944)
                                                   ----------      ----------
    Net deferred taxes                              2,893,110       1,310,380
    Less valuation allowance                       (2,893,110)     (1,126,927)
                                                   ----------      ----------

Net deferred tax asset                             $    -          $  183,453
                                                   ==========      ==========

        The effective tax rate for the Company is reconcilable to the federal statutory rate as follows:

                                                         Percent
                                                   --------------------
        Statutory rate                                (34.0)     (34.0)
        State income taxes, net of
          federal income tax benefit                   (4.0)      (4.0)
        Valuation allowance                            42.3       19.6
        Extraordinary item - foregiveness of debt      (1.3)       -
        Expenses producing no tax benefit               0.1       11.2
        Other                                           -          3.5
                                                     ------     ------
                                                        3.1       (3.7)
                                                     ======     ======
        For income tax purposes, the Company has a net operating loss carry-forward of $7,285,205 which expires as follows: $1,316,168 in the year 2009, $982,375 in the year 2010, and $4,986,662 in the year 2011. Based upon historical results and future plans, management anticipates that it is unlikely that the loss will be utilized during the carryforward period in the normal course of operations. A reserve has been established to limit the net deferred tax asset.

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


      On October 23, 1995, the Company executed a new $1,500,000 post-bankruptcy line of credit with Sterling, at which point the existing loan balance was paid in full and the related security and loan agreement was terminated. The line of credit was secured by the general assets of the Company, including, but not limited to cash, property and equipment, and intangibles. The line of credit bears interest at Sterling's base rate plus 2.50%, which is payable monthly. At December 29, 1996, the outstanding balance due to Sterling was $406,080 and the base rate was 8.25%.

        At December 29, 1996, the Company's earnings before interest, taxes, depreciation and amortization (EBITDA), eligible inventory value, and minimum net worth, as defined in the loan agreement with Sterling, were less than the amounts required. Therefore, the Company was in default of its loan agreement.


        The weighted average interest rate for short-term borrowings was 10.77% at December 29, 1996, and 11.25% at December 31, 1995.

(7)     Lease commitments

      On August 7, 1995, the Company sold its office and warehouse facility located in Tucker, Georgia, for $800,000. On that date, the Company simultaneously entered into a lease agreement with the buyer to lease a portion of the building for three years at an annual rental of approximaely $67,340 with a renewal option for an additional three years at an annual rental of approximately $81,400. On October 15, 1996, the Company terminated its Tucker, Georgia, warehouse and office lease agreement. The Company paid $8,000 to obtain a release from all further obligations and responsibilities pertaining to the lease.

        On September 20, 1996, the Company signed a new lease for retail and office space in Stone Mountain, Georgia. The five-year lease requires monthly rental payments of $5,817 during the first two years of occupancy and $6,786 during the last three years. Additional monthly payments for taxes, insurance, common area maintenance, and utilities are also required.

        The Company's retail stores are operated in leased premises. The following is a schedule of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, as of December 29, 1996:

                   Year ending

                      1997            $362,530
                      1998              83,945
                      1999              39,513
                      2000              39,513
                      2001              39,513
                        Thereafter       9,988
                                      --------
                      Total           $575,002
                                      ========

        The following schedule shows the composition of total rental expense for all retail store operating leases:

                                                  For the Year Ended
                                              December 29,  December 31,
                                                 1996           1995
                                              ------------  ------------
        Minimum rentals                         $750,000        $704,000
        Contingent rentals                        28,000          63,000
                                                --------        --------
          Total rent                            $778,000        $767,000
                                                ========        ========

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

        Stock option transactions under these plans are summarized as follows:

                                                Shares         Option Price
        Outstanding and exercisable at
          January 1, 1995                       49,500        $5.64 to $6.25
        Expiring during the year
          ended December 31, 1995              (44,000)       $5.64 to $6.00
                                               -------
        Outstanding and exercisable at
          December 31, 1995                      5,500                 $6.25
        Expiring during the year ended
          December 29, 1996                      4,500                 $6.25
                                               -------
        Outstanding and exercisable at
          December 29, 1996                      1,000                 $6.25
                                               =======


        There were 1,000 options held by an officer of the Company at December 29, 1996. There were 54,000 shares available for future option grants at December 29, 1996, and 54,000 shares available for future option grants under the 1990 Plan at December 31, 1995.

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

        In 1996, the Company issued an additional 350,000 shares of authorized but unissued common stock to be purchased by D&A Funding Corporation ("D&A"). The Company also reduced its par value for common stock from $1.00 to $.01 per share (Note 16).

(9)     Leased department sales

        Leased department sales are included in net sales and amounted to approximately $910,427 and $832,150, for the years ended December 29, 1996 and December 31, 1995, respectively.

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

        In 1996 and 1995, shares issuable upon the exercise of stock options have not been included in the per share computations because the effect of such would be antidilutive.

(11)    Reorganization items

        The accompanying consolidated condensed financial statements include a reorganization charge of $527,757 for the year ended December 31, 1995. The reorganization charge relates primarily to legal and professional fees in connection with the Chapter 11 filing, amortization of due diligence and other fees for the post-petition line of credit, and losses associated with the abandonment of leasehold improvements and store fixtures in stores which were closed.

        Reorganization items representing outflows of cash are as follows:

                                                        For the Year Ended
                                                           December 31,
                                                               1995
                                                        ------------------

        Loan costs paid                                   $      -
        Professional fees paid                                 521,028
        Other costs paid                                        60,702
                                                          ------------
          Total                                           $    581,730
                                                          ============

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

(13)   Gain on forgiveness of debt

        In December 1996, D&A loaned the Company $200,000 to pay its vendors. Settlement amounts were negotiated with various vendors whereby the Company will pay $208,942 for $356,927 of debt. Most of the vendors were paid off in 1996 which gave the Company a gain on forgiveness of debt of $88,812, net of taxes of $54,433.

(14)   Contingency - going concern

        As presented in the accompanying financial statements, the Company incurred losses before income taxes and extraordinary items of $4,174,910 and $1,824,095, for the years ended December 29, 1996 and December 31, 1995, respectively. The Company also experienced difficulty obtaining sufficient credit from its bank and its suppliers during these periods.

        During 1997, management intends to closely monitor the operations of its existing locations and streamline administrative overhead. One of the key factors in the Company's recent financial difficulties was an increasing inability to obtain adequate credit with which to finance inventory purchases. This condition impacted the quantity and selection of goods in the stores, with the result being an expanding cycle of lost sales and customers. Management believes that the Company's consignment agreement with D&A will allow the Company to maintain sufficient inventory levels and selection to draw customers back and enable it to capitalize on major sales seasons such as Easter, Mother's Day, and Christmas, when historically the Company has generated much of its profits.

        The ability of the Company to continue as a going concern is dependent on the continuation of financing to fund purchases of inventory and the ability of management to return the Company's operations to profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

(15)     Litigation

        On December 5, 1996, the law firm which had formerly represented the Company, Jaffin, Conrad, Finkelstein & Frank ("Jaffin, Conrad"), brought an action against the Company in Supreme Court of the State of New York, alleging that the Company was indebted to that firm in the amount of $31,648 for unpaid legal fees. The Company is counterclaiming for unjust enrichment and malpractice seeking damages of at least $20,000. The unpaid legal fees have been accrued in 1996 for the possibility that a decision will be made against the Company.

(16)    Related party transactions

        On August 16, 1996, three transactions were entered into by the Company, or management of the Company, and related entities. Ira Abramson, at the time Chairman, Chief Executive Officer, Vice President and Assistant Secretary of the Company, Robert Schwartz, at the time a director and President of the Company, and Richard Moskowitz, at the time Vice President, Secretary and a director of the Company, and members of their immediate families, entered into an agreement with D&A which provided for D&A's purchase from such persons of an aggregate of 83,978 shares of Common Stock of the Company. The principal owners of D&A are Donald Weiner, Chairman and Chief Executive Officer of the Company and Arhur Gins, a director of the Company. The purchase price of the shares acquired by D&A was $.50 per share plus successive payments equal to 10% of the per share net income before taxes of the Company, totaling not more than an additional $4.00 per share. D&A also received irrevocable proxies to vote an additional 83,978 shares of common stock owned by these persons.

        In the second transaction, the Company and D&A entered into the Consignment Agreement pursuant to which D&A is providing the Company with all of its requirements for merchandise on a consignment basis. The purchase price is $12.00 per dress, which is not paid until the Company resells them at the intended retail price of $21.99. Upon sale by the Company, it is obligated to pay to D&A the $12.00 purchase price. In an addendum to the Consignment Agreement, additional merchandise is included which has a retail selling price ranging from $1.99 to $69.99. D&A will supply this merchandise at a price which should generate a mark-up of approximately 35% to 40%. During 1996, D&A sent the Company $1,261,279 worth of merchandise. As of December 29, 1996, the Company owed D&A $631,071 for the merchandise sold on consignment. This amount is included in trade accounts payable.

        In the third transaction, the Company entered into the Management Agreement with D&A. Pursuant to the Management Agreement, D&A supervises the day to day operations of the Company. As compensation for its services, D&A receives an annual fee of $50,000 and a payment equal to 2% of the gross volume of goods shipped by it to the Company. The Company also agreed to sell an aggregate of 350,000 authorized but unissued shares of common stock to D&A at a purchase price of $.01 per share, with the result that D&A and its affiliates beneficially own 442,978 shares of common stock, representing approximately 48.8% of the outstanding shares of common stock. Included in the December 29, 1996, accrued expenses and othere liabilities balance is an accrual for $11,340 for D&A's management fees.

        On December 13, 1996, the Company borrowed $200,000 from D&A and executed a Promissory Note in favor of D&A payable in 60 weekly installments with interest at the rate of 15% per annum. As of December 29, 1996, the Company was indebted to D&A in the amount of $196,834.

(17)    Reclassifications

        Certain items in 1995 have been reclassified in the accompanying financial statements in order to conform with the 1996 presentation.

(18)    Subsequent events

        As of December 29, 1996, the Company was in violation of its loan covenant agreement with Sterling on its line of credit. In 1997, D&A loaned the company an additional $400,000 to pay down the line of credit.

        Subsequent to year end, the Company brought action against the Bank of Louisiana seeking damages in the amount of $750,000 for breach of contract and defamation of trade name. In response, the Bank of Louisiana is countersuing. Due to the early stages of this litigation, it is not possible to predict the outcome or estimate a potential contingency or gain from the suit.














PART III.

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE
       EXCHANGE ACT.

Executive officers and directors
     Name                 Age                  Offices Held

Donald Weiner             45        Chairman, Chief Executive Officer
Kenneth Sauer             45        President, Director
Barbara Weiner            44        Assistant Treasurer, Secretary, Director
Edith Gins                66        Assistant Secretary, Director
Evelyn Kelley             47        Vice President
Arthur Gins               68        Director


        All directors are elected to serve a one-year term. All executive officers serve at the discretion of the Board of Directors.

Biographical Information

       Donald Weiner has been Chief Executive Officer of the Company since August 16, 1996 and a director and Chairman since November 21, 1996. Mr. Weiner's principal occupation is as President of Dresses For Less, Inc. ("DFL"), a privately owned company which sells discount women's clothing and accessories through its chain of retail stores. Mr. Weiner created DFL in 1985 and has been its President continuously since its inception. Mr. Weiner is also President, director and a principal shareholder of D&A Funding Corporation ("D&A") a company which provides merchandise and management and financial services to companies in the retail clothing business.

        Kenneth Sauer was appointed President of the Company on December 5, 1996. Previously, he had been employed by the Company as its Chief Financial Officer since 1991. Subsequent to year end, Mr. Sauer resigned from the Company.

        Barbara Weiner became Assistant Treasurer and director of the Company on November 21, 1996. On December 5, 1996 she was appointed Secretary of the Company. Mrs. Weiner is married to Donald Weiner. Mrs. Weiner's principal employment during the past five years has been as Secretary and Comptroller of DFL.

       Arthur Gins became a director of the Company on November 21, 1996. His principal occupation during the past five years has been as President of Seam Products Co., Inc., North Bergen, New Jersey ("Seam Products"), a textile and garment manufacturing company, and other privately owned textile and garment manufacturing companies. Mr. Gins is a director and principal shareholder of D&A.

       Edith Gins became Assistant Secretary and a director on November 21, 1996. She is married to Arthur Gins. Her principal employment during the past five years has been as Secretary, Treasurer, and Administrative Manager of Seam Products and as financial administrator and manager of other privately owned textile and garment manufacturing companies.

        Evelyn L. Kelley was appointed Vice President of the Company on December 5, 1996. Ms. Kelley has been employed by the Company for thirty years and is responsible for store operations.

Compliance with 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and more than ten percent stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on copies of such forms received by the Commission, or written representations from certain reporting persons that no Form 5's were required for those persons, the Company believes that during 1996, officers, directors and greater than ten percent beneficial owners complied with all applicable filing requirements, with the following exceptions:

        Ira Abramson, former Chairman and CEO, failed to file one report on Form 4 and filed one late report on Form 5, concerning one transaction. Richard Moskowitz, former President and director, failed to file two reports on Form 4 and a report on Form 5, concerning eleven transactions. Ken Sauer, President and a director, failed to file one report on Form 3 and one report on Form 5 regarding one transaction. Robert Schwartz, former director, failed to file a report on Form 5 regarding his not entering into any transactions in 1996. Henry Krauss, a former director, failed to file a Form 5 regarding his not entering into any transaction in 1996.
Edith Gins filed a late report on Form 3 and a late report on Form 5 regarding initial ownership of the company's securities. Barbara Weiner filed a late report on Form 3 and a late report on Form 5 regarding initial ownership of the Company's securities.

        Forms 3 and 4 which were filed with the Company prior to December 5, 1996, were not available to the Company in connection with the preparation of this Report. Such records were withheld from the Company by its former law firm. See "Legal Proceedings." Information regarding such filings is provided with reference to reports received by the Securities and Exchange Commission.


ITEM 10.  EXECUTIVE COMPENSATION

        The following table sets forth all compensation awarded to, earned by, or paid by the Company for services rendered during the last three completed fiscal years. No other executive officer received compensation in excess of $100,000 during such years.

Summary Compensation Table

Name and
Principal                  Fiscal              Other Annual     Long-Term
Position                     Year     Salary   Compensation    Compensation


Donald Weiner (1)           1996        -            -              -
Chief Executive Officer

Ira Abramson (2)            1996     110,500         -              -
former Chairman of Board,   1995     110,000         -              -
CEO, Vice President,        1994     118,000         -              -
Asst. Secretary

Richard Moskowitz (3)       1996     110,000         -              -
Former President and        1995     107,000         -              -
COO                         1994     107,000         -              -

(1) Mr. Weiner was appointed interim Chief Executive Officer on August 16, 1996. On November 21, 1996, he was appointed Chairman and Chief Executive Officer.

(2) Mr. Abramson resigned his position as Chairman, CEO, Vice-President and Assistant Secretary on August 16, 1996. Mr. Abramson entered into a one year consulting agreement with Kenwin for a fee of $50,000 and was paid at such rate for the balance of the year.

(3) Mr. Moskowitz was appointed President on August 16, 1996 , and entered into a one year employment agreement with the Company. Mr Moskowitz resigned as President on December 5, 1996 at which time a severance agreement was signed.


Options/SAR Grants in Last Fiscal Year

        No Options or SAR's were issued in Fiscal Year Ended December 29, 1996

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values

        None of the named executive officers exercised Options/SARS or held unexercised Options/SARS as of December 29, 1996.

Employment Agreements

        On August 16, 1996, Ira Abramson, former Chairman, Chief Executive Officer, Vice President and Assistant Secretary of the Company, entered into a one-year consulting agreement with the Company for annual compensation of $50,000.

       Richard Moskowitz entered into an employment agreement with the Company on August 16, 1996 providing for his employment as President and Chief Operating Officer for a term of one year at an annual salary of $110,000. Mr. Moskowitz resigned as President and COO on December 5, 1996. At that time, a severance agreement was signed by Mr. Moskowitz and the Company whereby Mr. Moskowitz was to receive a payment equal to eight weeks of salary and the Company would continue his medical expense coverage through August 15, 1997.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

        The following table sets forth, as of March 10, 1997, certain infor-mation concerning the beneficial ownership of common stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding common stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined by the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership or any other purpose. Unless otherwise indicated, in each case, the address of the beneficial owner is the address of the Company.

                                              Amount and
                                               Nature of
                                              Beneficial   Percent of
Name and Address of Beneficial Owner          Ownership    Class (2)


Donald Weiner                                 526,956 (3)    58.08%

D&A Funding Corporation                       526,956 (4)    58.08%

Arthur Gins                                   526,956 (5)    58.08%

Barbara Weiner                                526,956 (6)    58.08%

Kenneth Sauer                                 100           .00001%

Edith Gins                                    526,956 (7)    58.08%

All Officers and Directors as a Group         527,056        58.08%

(1) Under Securities and Exchange commission rules, beneficial ownership includes any shares as to which an individual has sole or shared voting power or investment power and includes shares owned by members of a "group."

(2) Based on a total of 907,160 shares of common stock issued and outstanding as of March 10, 1996.

(3)    Includes shares owned by affiliates of Mr. Weiner who comprise a
Schedule 13D group: (a) 433,978 shares owned by D&A, (b) 3,500 shares owned by DPW Enterprises, Inc., (c) 1,500 shares owned by Mr. Gins (d) 2,000 shares owned by another shareholder of D&A, and (e) irrevocable proxies granted to D&A to vote 83,978 shares.

(4) Includes shares owned by affiliates of D&A who comprise a Schedule 13D group: (a) 2,000 shares owned by Mr. Weiner, (b) 3,500 shares owned by DPW Enterprises, Inc., (c) 1,500 shares owned by Mr. Gins, (d) 2,000 shares owned by another shareholder of D&A, and (e) irrevocable proxies granted to D&A to vote 83,978 shares.

(5) Includes shares owned by affiliates of Mr. Gins who comprise a Schedule 13D group: (a) 433,978 shares owned by D&A, (b) 3,500 shares owned by DPW Enterprises, Inc., (c) 2,000 shares owned by Mr. Weiner, (d) 2,000 shares owned by another shareholder of D&A, and (e) irrevocable proxies granted to D&A to vote 83,978 shares.

(6)    Includes shares owned by affiliates of Mrs. Weiner who comprise a
Schedule 13D group: (a) 433,978 shares owned by D&A, (b) 3,500 shares owned by DPW Enterprises, Inc., (c) 1,500 shares owned by Mr. Gins, (d) 2,000 shares owned by another shareholder of D&A, (e) 2,000 shares owned by Mr. Wiener, and (f) irrevocable proxies granted to D&A to vote 83,978 shares.

(7)    Includes shares owned by affiliates of Mrs. Gins who comprise a
Schedule 13D group: (a) 433,978 shares owned by D&A, (b) 3,500 shares owned by DPW Enterprises, Inc., (c) 1,500 shares owned by Mr. Gins, (d) 2,000 shares owned by another shareholder of D&A, (e) 2,000 shares owned by Mr. Weiner, and (f) irrevocable proxies granted to D&A to vote 83,978 shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On August 16, 1996, three transactions were entered into by the Company, or management of the Company, and related entities. Ira Abramson, at the time Chairman, Chief Executive Officer, Vice President and Assistant Secretary of the Company, Robert Schwartz, at the time a director and President of the Company, and Richard Moskowitz, at the time Vice President, Secretary and a director of the Company, and members of their immediate families, entered into an agreement with D&A Funding Corporation ("D&A"), which provided for D&A's purchase from such persons of an aggregate of 83,978 shares of common stock of the Company. The principal owners of D&A are Donald Weiner, Chairman and Chief Executive Officer of the Company and Arthur Gins, a director of the Company. The purchase price of the shares acquired by D&A was $.50 per share plus successive payments equal to 10% of the per share net income before taxes of the Company, totaling not more than an additional $4.00 per share. D&A also received irrevocable proxies to vote an additional 83,978 shares of common stock owned by these persons.

        In the second transaction, the Company and D&A entered into the Consignment Agreement pursuant to which D&A is providing the Company with all of its requirements for merchandise on a consignment basis. The purchase price is $12.00 per dress, which is not paid until the Company resells them at the intended retail price of $21.99. Upon sale by the Company, it is obligated to pay to D&A the $12.00 purchase price. In an adddendum to the Consignment Agreement, additional merchandise is included which has a retail selling price ranging from $1.99 to $69.99. D&A will supply this merchandise at a price which should generate a mark-up of approximately 35% to 40%.

        In the third transaction, the Company entered into the Management Agreement with D&A. Pursuant to the Management Agreement, D&A supervises the day to day operations of the Company. As compensation for its services, D&A receives an annual fee of $50,000 and a payment equal to 2% of the gross volume of goods shipped by it to the Company. The Company also agreed to sell an aggregate of 350,000 authorized but unissued shares of common stock to D&A at a purchase price of $.01 per share, with the result that D&A and its affiliates beneficially own 442,978 shares of common stock, representing approximately 48.8% of the outstanding shares of common stock.

        On December 13, 1996, the Company borrowed $200,000 from D&A and executed a Promissory Note in favor of D&A payable in 60 weekly installments with interest at the rate of 15% per annum. As of December 29, 1996, the Company was indebted to D&A in the amount of $196,834.

PART IV.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

       Following is a list of exhibits filed with this Form 10-KSB.

Exhibit No.                    Description

3.1    Amended Certificate of Incorporation of the Company (1)

3.2    By-Laws of the Company (1)

3.3    Amendment to Certificate of Incorporation of the Company

10.1 Purchase Agreement dated August 15, 1996 among D&A Funding Corporation and the other parties thereto.

10.2 Consignment Agreement dated August 15, 1996 between the Company and D&A Funding Corporation.

10.3 Management Agreement dated August 15, 1996 between the Company and D&A Funding Corporation.

10.4 Consulting Agreement dated August 15, 1996 between the Company and Ira Abramson.

10.5 Loan Agreement dated December 13, 1996 between the Company and D&A Funding Corporation.

10.6 Promissory Note dated December 13, 1996 made by the Company in favor of D&A Funding Corporation.

11.     Computation of per share earnings.

27.     Financial data schedule.


(1) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


       Reports on Form 8-K


        The Company filed a Report on Form 8-K dated August 16, 1996 and reported the sale by certain officers, directors and their affiliates of 83,978 shares of common stock to D&A Funding Corporation ("D&A") and the Company's entering into a Management Agreement with D&A. Pursuant to the Management Agreement, D&A agreed to assume control of the day-to-day operations of the Company and the Company agreed to sell 442,840 shares of its common stock to D&A for $.01 per share and to pay D&A a fee of $50,000 per year and two (2%) percent of the aggregate original cost of goods shipped to the Company. The Company also reported the resignation of Ira Abramson as Chairman of the Board, Chief Executive Officer, Vice President and Assistant Secretary and his entering into a one-year Consulting Agreement for a fee of $50,000. In addition, the resignation of Robert Schwartz as President was also reported.

        The Company filed a Report on Form 8-K dated November 21, 1996 and reported that a special meeting of the shareholders of the Company had approved the Management Agreement, as modified, pursuant to which D&A had assumed control of the day to day operations of the Company and the Company had agreed to sell 350,000 shares of its common stock to D&A for $.01 per share and will pay D&A a fee of $50,000 per year and two (2%) percent of the aggregate original cost of goods shipped to the Company. It was reported that the shareholders also approved an amendment to the Company's Certificate of Incorporation reducing the par value of the common stock from $1.00 per share to $.01 per share. Upon issuance of such shares of common stock, D&A will beneficially own 48.8% of the issued and outstanding common stock.

       In the November 21, 1996 report the Company also announced the resignations of Ira Abramson, Robert Schwartz, Donald Schwartz, Richard Moskowitz, Martin Conrad, and Henry Krauss as directors and the election of Donald Weiner, Arthur Gins, Barbara Weiner, Edith Gins, and Richard Moskowitz as directors. It was reported that the Board elected Donald Weiner Chairman and Chief Executive Officer, Kenneth Sauer, Treasurer, and Richard Moskowitz, President. The report noted that on December 3, 1996, Richard Moskowitz resigned as President and director and the Board elected Kenneth Sauer to serve as interim President and a director. Evelyn Kelley was elected Vice President. The Company also reported that the American Stock Exchange had initiated proceedings to remove the Company's common stock from listing on the American Stock Exchange.

       SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undesigned thereunto duly authorized.



Dated: April 14, 1997

                                               KENWIN SHOPS, INC


                                       By:     /s/ Donald Weiner
                                               Donald Weiner
                                               President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


/s/ Donald Weiner              President (Principal            April 14, 1997
                               Executive Officer and
                               Chairman

/s/ Richard Pedone             Treasurer                       April 14, 1997
                               (Principal Financial Officer)

/s/ Barbara Weiner             Secretary, Assistant Treasurer  April 14, 1997
                               and Director

/s/ Edith Gins                 Assistant Secretary             April 14, 1997
                               and Director

/s/ Arthur Gins                Director                        April 14, 1997

                               INDEX TO EXHIBITS
                                                              Sequentially
                                                                Numbered
Exhibit No.                    Description                        Page

3.1    Amended Certificate of Incorporation of
the Company (1)                                                     -

3.2    By-Laws of the Company (1)                                   -

3.3    Amendment to Certificate of Incorporation of
the Company                                                         -

10.1   Purchase Agreement dated August 15, 1996 among
D&A Funding Corporation and the other parties thereto.              -

10.2   Consignment Agreement dated August 15, 1996
between the Company and D&A Funding Corporation.                    -

10.3   Management Agreement dated August 15, 1996
between the Company and D&A Funding Corporation.                    -

10.4   Consulting Agreement dated August 15, 1996
between the Company and Ira Abramson.                               -

10.5   Loan Agreement dated December 13, 1996
between the Company and D&A Funding Corporation.                    -

10.6   Promissory Note dated December 13, 1996
made by the Company in favor of D&A Funding
Corporation.                                                        -

11.     Computation of per share earnings.                          -

27.     Financial data schedule.                                    -

                         CERTIFICATE OF AMENDMENT

                                   OF

                        CERTIFICATE OF INCORPORATION

                                   OF

                          Under Section 805 of the
                          Business Corporation Law


        Pursuant to the provisions of Section 805 of the Business Corporation Law, the undersigned, being the President and Secretary of the corporation, hereby certify:

                FIRST:  The name of the Corporation is

                        KENWIN SHOPS, INC.

                SECOND: The Certificate of Incorporation was filed by the Secretary of State of New York, on December 10, 1946.

                THIRD: The amendment to the Certificate of Incorporation effected by this Certificate is as follows:

        The paragraph of the Certificate of Incorporation, relating to the authorized shares of the corporation, is hereby amended to change the authorized capital of the corporation from one million (1,000,000) shares, par value one dollar ($1.00) per share, to one million (1,000,000) shares, par value one cent ($0.01) per share, so as to read as follows:

                "The corporation shall be authorized to issue one million (1,000,000) shares all of which shall have a par value of one cent ($0.01) per share."

                FOURTH: The amendment of the Certificate of Incorporation was authorized by the affirmative vote of the holders of at least a majority of the shares entitled to vote at a meeting of shareholders.

                FIFTH: The 557,160 shares, par value one dollar ($1.00) per share which are currently authorized and outstanding, are hereby changed, at the rate of one for one, into 557,160 shares, par value one cent ($0.01) per share, issued and outstanding.

                The 442,840 shares, par value one dollar ($1.00) per share which are currently authorized but are not outstanding, are hereby changed into 442,840 shares, par value one cent ($0.01) per share, authorized but not outstanding.

                SIXTH: The stated capital of the corporation is reduced from $557,160.00 to $5,571.60 by reduction of the par value of the issued shares of the corporation as set forth in the change stated above.

                IN WITNESS WHEREOF, we hereunto sign our names and affirm that the statements made herein are true under the penalties of perjury, this 21st day of November, 1996.


                                        KENWIN SHOPS, INC.



                                        By: /s/ Richard Moskowitz
                                        --------------------------------
                                        Richard Moskowitz - President


                                        By: /s/ Kenneth Sauer
                                        --------------------------------
                                        Kenneth Sauer - Secretary

                            D&A Funding Corporation




August 15, 1996





Richard Moskowitz
Lillian Abramson
Ira Abramson
Robert Schwartz
Kenneth Silberstein
Michele Silberstein Meltzer
Irwin Moskowitz
Morissa Moskowitz Anapulsky
c/o Kenwin Shops, Inc.
4747 Granite Drive
Tucker, Georgia 30084

Dear Ladies and Gentlemen:

        We have heretofore offered to purchase from each of you the respective number of shares of common stock ("Common Stock") of Kenwin Shops, Inc. (the "Company") registered in your respective names and as set forth on Schedule A annexed hereto, aggregating 83,978 shares of Common Stock (the "Shares"), on our own behalf or on behalf of nominees to be designated. This will confirm our understanding and agreement with respect to the purchase of the Shares upon the following terms and conditions:

1. Purchase of Shares. Subject to the terms and conditions hereof, we agree to purchase from you (collectively, "You" or the "Sellers') the number of Shares set forth opposite each Seller's name on Schedule A annexed hereto and, in reliance upon the representations and warranties herein set forth, we agree to pay to you the purchase price hereinafter set forth.

2. Purchase Price. The purchase price (the "Purchase Price") for all of the Shares will equal an initial payment of $.50 cents per Share, plus successive payments, each equal to 10% of the per share net income before taxes of the Company, as reflected in its audited financial statement prepared in accordance with generally accepted accounting practices and procedures consistently applied, for each of the fiscal years thereafter, but not more than $4 in the aggregate (not including the initial sum of $.50). The successive payments of the Purchase Price will be due and payable not later than the earlier of (a) the date upon which the Company's Annual Report on Form 1O-K is filed, with the Securities and Exchange Commission, or (b) 20 days after the Company's auditors have delivered final copies of the Company's financial statements accompanied by their unqualified certificate with respect to such financial statements. The aggregate Purchase Price, however, shall not exceed $4.50 per Share, including the initial payment of $.50 per Share.

        3. Closing. The closing of the within transaction shall be held at the offices of Messrs. Jaffin, Conrad, Finkelstein & Frank, 230 Park Avenue, New York, New York 10169 (telephone 212-661-4480), simultaneously, with the execution hereof (hereinafter called the "Closing Date") or at such later time and date as we and the Sellers shall mutually determine.

        4. Conditions to our Obligation. The obligation to purchase and pay for the shares as herein provided is subject to the accuracy of all representations and warranties hereinafter contained and the fulfillment of the following conditions at or subsequent to the Closing Date.

                (a) All members of the existing Board of Directors of the Company shall have resigned and all actions shall have been taken to elect a new Board of Directors of which we shall designate not less than two thirds of the nominees for election to the Board of Directors in replacement of the pre-existing Board of Directors.

                (b) The Company shall commit to maintain and to bear the costs thereof of not less than a one-year medical insurance policy for the benefit of Robert Schwartz and his wife and children and, in addition, at the expense of Robert Schwartz the Company shall nevertheless keep his life insurance in force.

                 (c) We shall have received the opinion of the Company's counsel, Messrs. Jaffin, Conrad, Finkelstein & Frank, dated the Closing Date, addressed to us in form and substance satisfactory to us and to our counsel, to the effect that the Company has been duly organized and is a validly existing corporation in good standing, under the laws of the State of New York with adequate power and authority to conduct its business as it is now being conducted and is duly qualified to do business in each state in which the nature of its business requires such qualifications; (1) this agreement, a certain consignment agreement entered into of even date and consulting and employment agreements entered into of even date with, respectively, Messrs.
Ira Abramson and Richard Moskowitz, have been duly authorized, validly executed and delivered by the Company and constitute the valid and legal obligations of the Company; (ii) the execution of this Agreement and the performance of the transactions required or anticipated as consistent with the terms of this Agreement constitute transactions exempt from the registration requirements of the Securities Act of 1933; and (iii) as to such other matters as we or our counsel shall reasonably require.

                (d) The representation and warranties herein contained shall be true and correct on and as of the Closing, Date.

                (e) We shall have completed our due diligence examination and have concluded that the matters represented to us are substantially as so represented.

                 5. Representations and Warranties. Each of the Sellers and the Company represent and warrant that:

                (a) The company has been duly organized and is a validly existing corporation in good standing, under the laws of the State of New York with full power and authority to conduct its business as the same is now being conducted and is duly qualified to do business in all states in which the nature of its business requires such qualification. There are no actions, suits or proceedings pending, against, nor to the best knowledge of the Company, threatened against the Company, its property or assets in any court or before any Governmental or administrative agency, which may have any material or adverse effect upon the business as the same is now being conducted or upon any of the properties, financial condition or legal status of the Company, and the Company is not in default under any order or judgment of any court or Governmental agency or administrative agency, except as described on Schedule B annexed hereto.

                (b) The Company is not a party to any agreement or instrument nor is it subject to any charter, by-laws or other corporate restrictions or agreements or arrangements which materially or adversely affect its business or operations, or its property, assets or condition.

                (c) The Company is not in default in the performance, observance or fulfillment of any obligations or of any indebtedness or contract or any other commitment, or agreement or arrangement to which it is a part, except with respect to the Sterling National Bankers Trust Co.

                (d) This Agreement has been duly authorized, validly executed and delivered by and on behalf of the Company and the Sellers and, upon such execution and delivery, will constitute a valid and binding agreement of the Company enforceable in accordance with its terms. The Company has full power and authority to enter into this Agreement and to perform and execute all actions required to be taken in accordance with the terms of this Agreement and, upon the execution of this Agreement a majority of the shareholders of the Company shall have approved the transactions provided for herein.

                (e) The execution and consummation of the transactions contemplated by this Agreement will not result in the breach of any terms, conditions or provisions of, nor will they constitute a default under, nor result in the creation of any lien, charge or encumbrance upon any property or assets of the Company pursuant to any indenture, agreement, corporate charter, contract or other instruments to which the Company is a party or by which the Company or any of its assets or properties may be bound, The certified financial statements of the Company as of December 1, 1995 and the related statement of income and expenses for the period ended
December 1, 1995, as well as the interim financial statements of the Company as and for the period ended June 30, 1996 as prepared by Gross, Collins & Cress, P.C., attached hereto are correct and complete and fairly represent the financial condition and operations of the Company as of their respective dates and for the periods covered therein. Each of he Sellers has good and marketable title to all of the Shares owned by him/her, free and clear of all liens, pledges and encumbrances and each of the Sellers has the complete right to sell and transfer the same without causing a breach of any agreement to which he/she is a party.

                (g) The financial statements referred to above have been prepared in accordance with generally accepted accounting practices consistently applied and maintained throughout the periods involved. Since the respective dates of such financial statements there have been no change in the assets, liabilities, or conditions, financial or otherwise, of the Company except changes arising, from transactions incurred in the ordinary course of business and none of such chances have been material or adverse, except as set forth on Schedule B. The Company has no liabilities, contingent or otherwise, not reflected in such financial statements as of the respective dates, except as set forth on Exhibit B. Since the dates of such financial statements neither the business nor the property of the Company have suffered material loss or damage and the financial statements fairly present the financial condition of the Company as of their respective dates, except as set forth on Schedule B.

        6. Purchase for Investment. We hereby represent and warrant that the shares to be purchased hereunder are and will be purchased for investment and not with a view to the resale or distribution thereof.

        7. Post-Closing. You will ensure the proper preparation and timely filing, with the Securities and Exchange Commission, the American Stock and all other appropriate agencies of all necessary reports, motions, notices, forms, schedules and releases necessary to comply with all applicable laws and regulations caused or necessitated by or arising, out of the transactions described herein or as contemplated hereby.

        8.      General Provisions.

                (a) All agreements, representations and warranties made herein shall survive the execution of this Agreement and the sale and delivery of the certificates representing the shares.

                (b) This Agreement, the attached schedules and the other agreements referred to herein, constitute the entire agreement among the parties pertaining to the subject matter hereof and supersede all prior and contemporaneous agreements and understandings of the parties in connection therewith. No covenant or condition not expressed in this Agreement or in the other agreements referred to herein shall affect or be effective to interpret change or restrict this Agreement. No modification, waiver, termination or cancellation of this Agreement shall be binding, unless the same shall be a writing sign by the party against whom enforcement of such modification, waiver, termination or cancellation is sought.

                (c) This Agreement may be executed in any number of counterparts, each of which shall be an original and such counterparts shall together constitute one and the same instrument.

                (d) This Agreement shall be construed, enforced and governed by the laws of the State of New York. In the event of any dispute with respect to this Agreement or the transaction provided for herein, it is agreed that the courts of the State of New York and the Federal court, city and the Southern District of New York shall have full personal jurisdiction over the parties and the subject matter hereof and any such dispute shall be subject to proceedings initiated in such courts.

        IN WITNESS WHEREOF, the parties have hereunto executed this Agreement as of the date set forth above.


                                        D&A Funding Corporation


                                        By: /s/ Donald Weiner
                                           Donald Weiner


                                        By: /s/ Ira Abramson
                                           Ira Abramson


                                        By: /s/ Lillian Abramson
                                           Lillian Abramson


                                        By: /s/ Robert Schwartz
                                           Robert Schwartz


                                        By: /s/ Kenneth Silberstein
                                           Kenneth Silberstein


                                        By: /s/ Michelle Silberstein Meltzer
                                           Michelle Silberstein Meltzer


                                        By: /s/ Irwin Moskowitz
                                           Irwin Moskowitz


                                        By: /s/ Morissa Moskowitz Anapulsky
                                           Morissa Moskowitz Anapulsky

                                             Schedule A

        Lillian Abramson                        21,950
        Kenneth Silberstein                     18,595
        Richard Moskowitz                       12,489
        Robert Schwartz                         10,043
        Morrissa Moskowitz Anapulsky             7,200
        Irwin Moskowitz                          6,315
        Ira Abramson                             4,972
        Michelle Silberstein Meltzer             2,414

                Total:                          83,978


                                 Schedule B
                                 Exceptions
                                   None.



                                 AMENDMENT



This is an Amendment to a certain letter agreement dated August 15, 1996 among D & A Funding Corporation, Robert Schwartz and other parties. To induce Robert Schwartz to enter into said letter agreement, D & A Funding Corporation and Kenwin Shops, Inc. (the "Company") agree to take all steps to cause the Company, at the Company's expense, to continue to provide a medical insurance policy covering Robert Schwartz, his wife and ' his children, without exclusion for pre-existing conditions or Crohn's disease, for a period of one year after Robert Schwartz's termination of employment. At the option of Robert Schwartz, such medical insurance policy shall be in the form of continuing coverage under the Company's group medical plan. Following the end of such one year period, Robert Schwartz shall continue to be offered by the Company all rights under applicable federal and state law to continuing coverage under the Company's group medical plan and to such conversion privileges as are afforded by applicable federal and state law. D & A Funding Corporation and the Company shall take all steps sufficient to cause the Company to transfer ownership and possession to Robert Schwartz, or his designee, of the life insurance policy currently maintained on Robert Schwartz's life.


                                          /s/ Robert Schwartz
                                          Robert Schwartz


                                          KENWIN SHOPS, INC.


                                          By /s/ Richard Moskowitz
                                          Name: Richard Moskowitz
                                          Title: President


                                          D & A FUNDING CORPORATION


                                          By: /s/ Donald Weiner
                                          Name:  Donald Weiner
                                          Title:  President

                             CONSIGNMENT SALE AGREEMENT

        CONSIGNMENT SALE AGREEMENT made this 15 day of August, 1996 by and between KENWIN SHOPS, INC. ("Buyer"), a New York corporation with its principal of business at 4747 Granite Drive, Tucker, Georgia 30084 and D&A FUNDING CORP. ("Seller"), a New York corporation with its principal place of business at 1600 Route 110, Farmingdale, New York 11735.

        Buyer hereby agrees to purchase and Seller hereby agrees to sell on consignment 75,000 assorted ladies dresses or other ladies garments manufactured by or containing labels from various suppliers, including but not limited to the following:

     Classic Apparel, Stuart Allan, Pride & Joy, Christie Austin, Alyne Paige, Matisse, Long Paige, Bright Lights, Roina, Positive Influence,
Hot Potato, Kay Studio, Sheena, Tina Barrie, Jennie Fashion, Blondie &
Me, Leni Leni, JBS, all as more fully set forth on the Buyer's Purchase Order Number 0255, dated August 13, 1996

        1. The first shipment will be made immediately upon execution of this Agreement and the Management Agreement dated August 15, 1996.

        2. The price of each garment shall be $12.00 and shall be resold at $21.99. The purchase price of each unit of the goods delivered hereunder shall be paid daily to Seller within two business days after the goods have been sold by the Buyer under any sale. Title to the goods is reserved in Seller as security until sale of the goods by Buyer whereupon title of the proceeds of such sale shall vest in Seller and shall be held in trust for Seller and delivered by Buyer to Seller, subject to the first priority lien, if any, of the Sterling National Bank & Trust Company.

        3. All risk of theft or any damages to the merchandise, including fire, is assumed by the Buyer and the Buyer shall keep the merchandise fully insured at its own expense from such risks for the benefit of and in the name of the Seller.

        4. Buyer shall keep daily sales records of all merchandise in form prescribed by Seller and send copies of the daily records to the Seller.

        5. This Agreement shall remain in effect until canceled. It may be canceled upon sixty (60) days written notice by registered or certified mail return receipt requested by either party to the other. If the Buyer is in default in an payment to the Seller or in any other term of this agreement, the Seller may cancel this Agreement at any time. Cancellation by either party shall not relieve the Buyer of any liability to the Seller for payment of merchandise not returned. Buyer agrees to redeliver any goods not sold to Seller immediately upon receipt of instructions from Seller.

        6. Buyer has executed and delivered to the Seller UCC-1 financing statements covering the sales of the garments on consignment and Seller is authorized to file same with each jurisdiction in which the Buyer does business.

        7. This agreement shall be governed in all respects by the laws of the State of New York.


                                KENWIN SHOPS, INC.

                                By: /s/ Richard Moskowitz
                                Name: Richard Moskowitz
                                Title: President


                                D&A FUNDING CORPORATION

                                By: /s/ Donald Weiner
                                Name: Donald Weiner
                                Title: President

                                  MANAGEMENT AGREEMENT


        This AGREEMENT is made as of the 15th day of August, 1996 by and between KENWIN SHOPS, INC., a New York corporation (the "Company"), and D&A FUNDING CORP., a New York corporation (the "Manager").

                                   W I T N E S S E T H

        WHEREAS, the Manager has expertise in the retail garment industry and in the supply, warehousing, pricing and financing of inventory generally; and

        WHEREAS, the Company has requested the Manager, and the Manager has agreed, to provide services to the Company in connection with the management and administration of all aspects of the business of the Company.

         NOW, THEREFORE, the parties hereby agree as follows:

        1.      Services.

        1.1 During the term (as provided in Section 2 of this Agreement), the Manager shall manage the day to day business of the Company, subject, always, to the objectives and policies of the Company as established from time to time by the Company's Board of Directors (the "Board"), including:

        (a) the administration of the day-to-day business of the Company and the performance of such other administrative functions in connection with the management of the business of the Company as the Board

        (b) negotiating and preparing, or causing to be negotiated and prepared, any and all agreements, documents and instruments with the Company's suppliers, vendors, lenders, employees and landlords, including, without limitation, any amendments to existing purchase agreements, loan agreements, security documents, leases and other agreements and documents to which the Company is a party as obligor;

        (c) providing to the Company warehousing services in connection with the Company's operations including, without limitation, the use of the Manager's own warehouse facilities for the purposes of effecting direct shipment to the Company's retail

        (d) administering the Company's retail business including purchasing, owning, pricing and disposing of the Company's inventory;

        (e) the provision of the services of Mr. Donald Weiner ("Weiner") as the acting chief executive officer of the Company, to whom all officers and employees of the Company shall report, and such other officers and other staff of suitable skills and experience from among the members of the staff of the Manager' as may be necessary in order to properly perform the services referred to herein;

        (f) keeping all such books and records of things done and transactions performed on behalf of the Company as the Board may require from time to time, including liaison with the Company's accountants, financial advisors, lawyers and other professionals;

        (g) from time to time or at any time as requested by the Board, reporting to the Board concerning the performance of the foregoing services and furnishing advice and recommendations with respect to all aspects of the business affairs of the Company;

        (h) assisting the Company to comply with the requirements of all applicable securities laws, including the Securities Act and the Exchange Act; and

        (i) such other services as the Company may request and the Manager may agree to provide from time to time.

        1.2. During the term hereof, the Manager shall do all in its power to maintain and promote the existing business of the Company and shall at all times and in all respects conform to and comply with the lawful directions, regulations and recommendations made by the Board and in the absence of any specific directions, regulations and recommendations as aforesaid and subject to the terms and conditions of this Agreement shall provide general administrative and advisory services in connection with the management of the business of the Company; provided, however, that the parties recognize that the Manager conducts its own business and shall not be required to devote itself exclusively to the affairs of the Company but only to such an extent as may be required in order to perform its duties under this Agreement. The Manager shall be free to act for and represent any other person/ firm, corporation, company or other entity throughout the world without the consent of the Company whether or not the said person, firm, corporation, company or other entity is engaged in business in competition with the Company.

        2.  Term.

        The term of this Agreement shall commence on the date hereof and shall terminate one year from the date hereof, unless earlier terminated pursuant to Section 5 hereof.

        3.      Fees and Expenses:

                (a) In consideration for the Manager's providing the services to the Company specified in this Agreement (other than with respect to the services described in Section l(c) hereof), the Company shall pay the Manager a fee (the "Fee") at the annual rate of Fifty Thousand Dollar ($50,000.00) per annum, commencing on the date hereof, payable weekly in arrears. In addition, in consideration for the Manager's providing the services to the Company specified in Section l(c) hereof, the Company shall pay to the Manager, weekly in arrears, an amount equal to two percent (2%) of the aggregate original cost of goods shipped to the Company during the immediately preceding week.

                In addition, in consideration for the Manager's providing services to the Company specified in this Agreement, the Company shall issue to the Manager all of the Company's authorized but unissued stock and treasury stock currently held in treasury by the Company, aggregating 443,650 shares of the common stock, par value $1.00 per share, of the Company, at a price of one cent per share all of which shall be fully paid and nonassessable upon such issuance. In the event that the manager terminates this agreement within one year from the date hereof, all such shares shall be returned to the Company.

                (b) The Manager shall not be liable to pay, and the Company shall pay from its own funds, (i) all of the Company's expenses, whether in connection with the services and activities set forth in Section 1 or otherwise, including the Company's directors' fees and expenses, (ii) all expenses, including attorneys' fees and expenses, incurred on behalf of the Company in connection with (A) any litigation commenced by or against the Company, (B) any investigation by any governmental, regulatory or self-regulatory authority, (iii) all premiums for insurance of any nature, including, without limitation, any key man life insurance, directors' and officers' liability insurance, general liability insurance and business interruption insurance, (iv) all costs in connection with the administration of the registration and listing of the Company's securities, and (v) any and all other fees and expenses that may be payable by the Company at any time. The Company shall promptly reimburse the Manager for any and all expenses incurred by the Manager from time to time, which shall include, without limitation, all attorneys' fees and expenses in connection with the preparation, negotiation, execution and delivery of this Agreement, the Stock Purchase Agreement and other agreements referenced or contemplated herein (vi) directors and officers liability insurance for a period of three years protecting not only the present officers and directors but also all of the officers and directors of the Company for the past three years, and (vii) all fees and expenses of the attorneys for the Company.

        4.      Relationship of the Parties.

                (a) The Company acknowledges that the Manager shall have no responsibility hereunder, direct or indirect, with regard to the formulation or implementation of the business plans, policies, management or strategies (financial, tax, legal or otherwise) of the Company, all of which are solely the responsibility of the Company. The Company shall set corporate policy independently through its own Board and nothing contained herein shall be construed to relieve the directors or officers of the Company from the performance of their respective duties or to limit the exercise of their powers.

                (b) Without limiting the foregoing, the Manager shall have no liability to the Company for errors of judgment or for any act or omission, negligent, tortious or otherwise, unless such act or omission on the part of the Manager constitutes negligence or willful misconduct.

                (c) The Company hereby agrees to defend, indemnify and save the Manager and its affiliates (other than the Company, if the Company shall at any time be such an affiliate) officers, directors, employees and agents harmless from and against any and all loss, claim, damage, liability, cost or expense, including reasonable attorneys' fees, incurred by the Manager or any such affiliates based upon a claim by or liability to a third party arising out of the operation of the Company's business. The Company shall have the right, upon notice to the Manager, to undertake the defense of the Manager by counsel chosen by the Company in connection with any such claim or liability and shall pay the fees and disbursements of such counsel; provided, however, that such counsel is not reasonably objected to by the Manager.

                (d) In all activities under this Agreement the Manager shall be an independent contractor. Nothing in this Agreement shall be deemed to make the Manager, or any of its subsidiaries or employees, the agent, employee, joint venturer or partner of the company or create in the Manager the right or authority to incur any obligation on behalf of the Company or to bind the Company in any way whatsoever except as may be expressly provided in this Agreement.

                (e) The provisions of Section 3(b) and this Section 4 shall survive any termination of this Agreement.

        5.      Termination.

        5.1.    The Company may terminate this Agreement as follows:

                (a) At any time upon thirty (30) days' notice for any reason upon the affirmative vote of the holders of two-thirds of the Company's outstanding common shares;

                (b)     In the event:

                (i) the Manager commits any material breach of or omits to observe any of the material obligations or undertakings expressed to be assumed by it under this Agreement and, such breach or omission, if capable of remedy, is not remedied to the satisfaction of the Company within thirty (30) days of notice by the Company of such material breach or omission and requiring action to remedy the same; or

                (ii) any material consent, authorization, license or approval of, or registration with or declaration to, governmental or public bodies or authorities or courts required by the Manager to authorize, or required by the Manager in connection with, the execution, delivery, validity, enforceability of admissibility in evidence of this Agreement or the performance by the Manager of its obligations under this Agreement which the Company reasonably considers to be necessary or desirable in order to ensure that the interests of the Company are not prejudiced and the ability of the Manager to perform its obligations under this Agreement is not materially affected, is modified in a manner unacceptable to the Company or is not granted or is revoked or terminated or expires and is not renewed or otherwise ceases to be in full force and effect (each of which is hereinafter referred to as a "Breach") except as any such Breach shall be caused by Company or its Board, officers or agents; or

                (iii) the Manager takes any action or any legal proceedings are started or other steps taken for (1) the Manager to be adjudicated or found bankrupt or insolvent or a petition in bankruptcy to be filed either by or against the Manager, (2) the winding-up or dissolution of the Manager or (3) the appointment of a liquidator, administrator, examiner, trustee, sequestrator, receiver or similar officer of the Manager over the whole or any part of its undertakings, assets, rights or revenues, or any similar event occurs or similar proceeding is taken and not dismissed within 90 days, with respect to the Manager in any jurisdiction to which the Manager is subject, in which event this Agreement shall be automatically terminated without need for notice on the part of the Company; or

                (iv) it becomes unlawful at any time for the Manager to perform all or any of the material covenants or its obligations under this Agreement, or for the Company to exercise the rights vested in it under this Agreement.

        (c) Upon the effective date of termination pursuant to this Section, the Manager shall promptly wind up its service hereunder as may be required in order to minimize any interruption to the Company's business.

        (d) Upon termination the Manager shall, as promptly as possible, submit a final accounting of funds received and disbursed under this Agreement and any undisbursed funds of the Company in the Manager's possession or control will be promptly paid by the Manager as directed by the Company.

        5.2 The Manager may terminate this Agreement with or without cause at any time upon at least 30 days' prior written notice to the Company.

        6.      Rights of the Manager and Restrictions on its Authority.

        6.1     Notwithstanding the other provisions of this Agreement:

                (a) the Manager may act upon any advise, resolutions, requests, instructions, recommendations, direction or information obtained in writing from the Company or any banker, accountant, broker, lawyer or other person acting-as agent of or adviser to the Company and the Manager shall incur no liability to the Company for anything done or omitted or suffered in good faith in reliance upon such advice, instruction, resolution, recommendation, direction or information made or given by the Company or its agents and shall not be responsible for any misconduct, mistake, oversight, error or judgment, neglect, default, omission, forgetfulness or want of prudence on the part of any such banker, accountant, broker, lawyer, agent or adviser or other person as aforesaid;

                (b) the Manager shall not be under any obligation to carry out any request, resolution, instruction, direction or recommendation of the Company or its agents if the performance thereof is or would be illegal or unlawful or the Manager reasonably believes such action may subject it to liabilities not expressly assumed hereby;

                (c) the Manager shall incur no liability to the Company for doing or (as the case may be) failing to do any act or thing which it shall be required to do or perform or forbear from doing or performing by reason of any provision of any present or future law or any regulation or resolution made pursuant thereto or any decision, order or judgment of any court or any lawful request, announcement or similar action of any person or body exercising or purporting to exercise the legitimate authority of any government or of any central or local governmental institution in each case where above entity has jurisdiction.

        6.2. Nothing herein shall affect the exercise of central management and control of the Company by the Board and in particular but without prejudice to the generality of the foregoing, nothing herein shall derogate from the powers and duties of the Board to manage and administer the Company and its business.

        7.   Notices.

        All notices, consents and other communications hereunder or necessary to exercise any rights granted hereunder, shall be in writing, either by prepaid registered mail or telecopy as follows:

        If to the Company:

                Kenwin Shops, Inc.
                4747 Granite Drive
                Tucker, Georgia 30084
                        Attention:  Richard Moskowitz,
                                        Vice President & Secretary
                        Telephone:  (770) 938-0451
                        Telecopy:  (770) 938-4631

                With a copy to:

                Martin L. Conrad, Esq.
                c/o Jaffin, Conrad, Finkelstein & Frank
                230 Park Avenue, Suite 510
                New York, New York 10169
                        Telephone:  (212) 661-4480
                        Telecopy:  (212) 599-2957

        If to the Manager:

                D&A Funding Corp.
                c/o Dresses For Le$$, Inc.
                1600 Route 110
                Farmingdale, New York 11735
                        Attention:  Donald Weiner, President
                        Telephone:  (516) 249-3344
                        Telecopy:  (516) 249-1542

                With copies to:

                Julius Herling, Esq.
                1025 Westchester Avenue, Suite 106
                White Plains, New York 10604
                        Telephone:  (914) 287-0875
                        Telecopy:  (914) 682-8446

                and:

                David I. Ferber, Esq.
                530 Fifth Avenue
                New York, New York 10036-5101
                        Telephone:  (212) 944-2200
                        Telecopier:  (212) 944-7630

        8.   Entire Agreement, etc.

        This Agreement embodies the entire agreement and understanding between the parties hereto relating to the services to be provided by the Manager to the Company and may not be amended, waived or discharged except by an instrument in writing executed by the party against whom enforcement of such amendment, waiver or discharge is sought.

        9.   Miscellaneous.

        This Agreement shall be construed and enforced in accordance with and governed by the laws of the State of New York and the parties submit to the jurisdiction of any federal or state courts located in the Borough of Manhattan, City of New York, in connection with any claim arising out of this Agreement. This Agreement constitutes the sole understanding and agreement of the parties hereto with respect to the subject matter thereto. The headings of this Agreement are for ease of reference and do not limit or otherwise affect the meaning hereof. All the terms of this Agreement, whether so expressed or not, shall be binding upon the parties hereto and their respective successor and assigns. This Agreement may be signed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

        10. Effective Date

        This Agreement shall become effective upon the execution of all other agreements (including but not limited to stock purchase agreements, consulting agreements for Ira Abramson and employment agreements for Richard Moskowitz between D&A Funding Corp. and Kenwin Shops, Inc. and the relevant officers and directors of Kenwin Shops, Inc. which are contemplated to transfer control of Kenwin Shops, Inc. Said other agreements shall be executed within seven (7) days of the date hereof. If said other agreements are not executed within seven (7) days of the date hereof, either party shall have the option to terminate this Agreement. However, the Company may not terminate this Agreement if the stock purchase agreement is not signed by any of the stockholders.

        11. Proxies

        The Sellers shall deliver to the Manager irrevocable proxies' for all of their stock within 7 days of the date hereof, failing which the Manager shall have the right to terminate this Agreement.

        12. Counterparts.

        This Agreement may be executed in written counterparts which together shall constitute an instrument.

        IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.


                                        D&A FUNDING CORP


                                        By: /s/ Donald Weiner
                                        Donald Weiner, President



                                        KENWIN SHOPS, INC.


                                        By: /s/ Ira Abramson
                                        Ira Abramson, President

                        MODIFICATION TO MANAGEMENT AGREEMENT

This modification is made to that certain Management Agreement dated as of August 15, 1996 by and between Kenwin Shops, Inc. (the "Company") and D&A Funding Corporation (the "Manager") (the "Management Agreement").
        WHEREAS, the Company and the Manager have heretofore entered into the Management Agreement which provides for, among other things, the sale and issuance by the Company to the Manager of an aggregate of 443,650 shares of the Common Stock of the Company at a price of S.01 per share in consideration for the Manager's providing services to the Company as therein set forth; and
        WHEREAS, the parties wish to modify the Management Agreement as hereinafter provided.
        NOW, THEREFORE, it is agreed as follows:
        1. The parties hereby agree to modify the provision set forth in the second paragraph of Paragraph 3(a) of the Management Agreement, by reducing the number of shares of Common Stock to be purchased by the Manager from the stated aggregate of 443,650 shares to 350,000 shares, all of which shall be issued out of the authorized but unissued Common Stock of the Company.
        2. Except as modified by Paragraph 1 above, the Management Agreement is and shall remain in full force and effect as of the date upon which the same was executed.


                                D&A Funding Corporation
                                By: /s/ Donald Weiner
                                Donald Weiner, President


                                KENWIN SHOPS, INC.
                                By: /s/ Richard Moskowitz
                                Richard Moskowitz, President

                                 CONSULTING AGREEMENT


Dated:          August 15, 1996

Parties: KENWIN SHOPS, INC., a New York corporation, with principal office at 4747 Granite Drive, Tucker, Georgia 30084 (the "Company"); and

                IRA ABRAMSON, an individual, residing at 302 West Dilido Drive, Miami Beach, Florida 33139 ("Consultant").


                                  W I T N E S S E T H :


        WHEREAS, the Company desires to engage Consultant as its consultant, and Consultant desires to be engaged by the Company as such, with respect to the Company's clothing business, in accordance with the terms and conditions set forth herein;

        NOW, THEREFORE, in consideration of the covenants hereinafter set forth, the parties agree as follows:

        1. Relationship. The Company hereby engages Consultant to perform consulting services relating to the Company's business of retail sale of clothing. Consultant shall render such consulting services to the Company as may be required by the Board of Directors of Company or the Chief
Executive Officer of the Company from time to time.

        2. No Prior Agreements. Consultant hereby acknowledges that there are no currently existing employment, consulting or other agreements in respect of payment of compensation to Consultant by the Company (including options to purchase capital stock of the Company), whether written or otherwise, heretofore entered into by Consultant and the Company, and if any such agreements have been entered into by Consultant and the Company, such agreements are void and of no force and effect as of the date hereof.

        3. Term. The term of this Agreement shall commence on the date hereof and shall continue for a period of one (1) year hereafter, unless renewed upon the written agreement of both parties.

        4. Compensation. During the term of this Agreement, the Company shall pay to Consultant as compensation fees of Four Thousand One Hundred and Sixty-Seven ($4,167) Dollars per month, payable on the first day of each month, commencing _________________, 1996.

        5. Expenses. Consultant shall be entitled to reimbursement of expenses actually incurred by him in the conduct of the consulting services assigned to him in accordance with the terms herein and as approved in advance. Appropriate receipts must accompany all requests for reimbursement requested by Consultant.

        6. Non-Compete. The Consultant shall not, during the term of this Agreement and for a period of three (3) years thereafter engage in any business, directly or indirectly, or become affiliated in any capacity (whether as an owner, stockholder, partner, lender or other investor, director, officer, employee, consultant or otherwise) in any business or entity, engaged in the wholesale or retail manufacture, distribution or sale of clothing or accessories (other than as a minority shareholder in a publicly owned company whose shares are listed in on a stock exchange or in the NASDAQ system.)

        7. Non-Disclosure. The Consultant shall not, at any time, disclose or use any confidential or proprietary information of the Company, whether such confidential or proprietary information is in his memory or embodied in a writing or other physical form. The Consultant acknowledges that the confidential and proprietary information of the Company is a valuable and unique asset of the Company and that communication thereof in violation of the terms and provisions of this Agreement may result in substantial injury to the Company, both financial and otherwise. Upon the expiration of the term of this Agreement, Consultant shall return to the Company all confidential and proprietary information embodied in a writing or other physical form which is then in his possession or under his control or direction.

        8. Non-Solicitation. During the term of this Agreement and for a period of three (3) years thereafter, Consultant shall not directly or indirectly (a) hire or solicit any employee of the Company or encourage any such employee to leave such employment, or (b) solicit, induce, or influence any customer, supplier, lender, lessor or any other person or entity which has a business relationship with the Company to discontinue or reduce the extent of such relationship.

        9. Arbitration. Any controversy or claim arising out of, or relating to, this Agreement or the breach thereof, shall be settled by arbitration in New York City before a three (3) member panel in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof. All costs of enforcing this Agreement and of the arbitration, including reasonable legal fees and disbursements incurred, shall be reimbursed to the prevailing party by the other party.

        10. Severability. If any provision of this Agreement is found to be void or unenforceable by a court of competent jurisdiction, the remaining provisions of this Agreement shall nevertheless be binding upon the parties.

        11. Modification. This writing contains the entire agreement of the parties. No representations were made or relied upon by either party, other than those that are expressly set forth herein. No agent, employee or the representative of either party is empowered to alter any of the terms of this Agreement unless done in writing and signed by an officer of the respective parties.

        12. Governing Law. The validity, interpretation and performance of this Agreement shall be controlled by and construed under the laws of the State of New York.

        13. No Waiver. The failure of either party to this Agreement to object to or to take affirmative action with respect to any conduct of the other which is in violation of the terms of this Agreement shall not be construed as a waiver of the violation or breach or of any further violation, breach or wrongful conduct.

        14. Notices. Except as otherwise provided herein, all notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered or sent by overnight courier to the addresses set forth above for the respective parties or such other address as each party may designate to the other in writing.

        15. Binding Agreement. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, successors and assigns.

        16. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall, when executed, be deemed to be an original and all of which shall be deemed to be one and the same instrument.

        17. Execution. Execution of this Agreement may be by original signature of the party to be bound, or by facsimile transmission of the original signature of the party to be bound.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the year and date first above written.


                                                KENWIN SHOPS, INC.


                                                By: /s/ Richard Moskowitz
                                                Richard Moskowitz




                                                /s/ Ira Abramson
                                                IRA ABRAMSON

                                LOAN AGREEMENT


        LOAN AGREEMENT dated as of December 13, 1996, by and between KENWIN SHOPS, INC. ("KENWIN") having a principal place of business at 6200 Memorial Drive, Stone Mountain, Georgia and D & A FUNDING CORPORATION ("D&A") with offices at 1600 Route 110, Farmingdale, New York.

In consideration of the mutual promises, covenants, terms and conditions contained herein, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is agreed as follows:

1.      REVOLVING CREDIT LOANS.

        The Facility. Subject to the terms and conditions and relying upon the representations and warranties herein set forth, D&A agrees to make loans to Kenwin (the "Loans") at any time and from time to time on or after the date hereof in the amounts to be agreed to at such times and subject to the terms of a Promissory Note of even date as amended, extended or modified from time to time (the "Note") and a security Agreement securing payment of the loans (the "Security Agreement") and such other agreements and documents as shall be executed from time to time (collectively the Note, the Security Agreement and the other documents are referred to as the "Related Documents"). Notwithstanding the foregoing, D&A shall have no obligation to make additional Loans hereunder.

2.      PAYMENTS.

        (a) Time, Place and Manner. All payments to be made in respect of principal or interest shall be made at or before 12:OO Noon, New York City time, on the day when due without presentment, demand, protest or notice of any kind, all of which are hereby expressly waived. Such payments shall be made to D&A at its Office in Dollars in funds immediately available without set-off, counterclaim or other deduction of any nature.

        (b) Interest Rate. The Loans shall bear interest from the date loans are made until payment of all sums due has been made by KENWIN and is collected by D & A, at the rate per annum (computed on the basis of a year of 360 days and actual days elapsed) of Fifteen (15%) percent.

        (c) Interest and Principal Payment Dates. Kenwin shall pay interest on the unpaid principal amount of each Loan from the date of such Loan until such principal amount shall be paid in full, which interest shall be payable weekly in arrears on Monday of each week and at maturity (by acceleration, at scheduled maturity or otherwise). The principal amount shall be payable in sixty (60) equal weekly payments on Monday of each week. After maturity of any principal amount of any Loan (by acceleration, at scheduled maturity or otherwise), accrued but unpaid interest an such amount shall be due and payable on demand.

        3. USE OF PROCEEDS. Kenwin hereby covenants, represents and warrants that the proceeds of the Loans will be used for the purpose of paying out pre-existing trade indebtedness heretofore incurred by Kenwin in the ordinary course of its business and for such other purposes as D&A may consent to in writing, all subject to the other provisions of this Agreement and the Related Documents. Nothing herein shall limit the right of D&A to object to any use or proposed use of proceeds of Loans inconsistent with the foregoing.

        4.      MANDATORY TERMINATION.

        Automatic Termination. Unless waived in writing by D&A, the facility created hereby shall automatically terminate and all obligations (including principal and interest of the Loans) shall become immediately due and payable at any time an Event of Default occurs and is continuing beyond any applicable grace period.

        5. RIGHTS AND OBLIGATIONS UNCONDITIONAL. Without limitation of any other provision of this Agreement, the rights of D&A and the obligations of Kenwin hereunder are absolute and unconditional.

        6. EVENTS OF DEFAULT Any one of the following occurrences shall constitute a default under this Agreement.

                (i) the non-payment of any installment required to be made hereunder or the Note on the dates specified therein, and such default continues for a period of 5 days;

                (ii) insolvency, commission or an act of bankruptcy, assignment for the benefit of creditors;

                (iii)   appointment of a committee of any creditors;

                (iv) commencement of any proceeding, suing or action under any of the provisions of the Federal Bankruptcy Act or adjudication as a bankruptcy or for the relief under any provision of the bankruptcy or similar laws.

        7. GRANTS, RIGHTS AND CUMULATIVE. This agreement and such other Related Documents supplement each other, and the grants, priorities, rights and remedies of D&A hereunder and thereunder are cumulative, and none of the Related Documents shall in any way diminish or limit the effect of any other Related Document or any of the grants, priorities, rights or remedies granted under any other Related Document.

        8.      NOTICES.

        All notices under this Agreement shall be personally delivered or sent by facsimile transmission, by first-class mail, by overnight courier, or by telephone confirmed by any of the foregoing methods. Any properly given notice shall be effective when received, except that notices to Kenwin shall be effective at the following time, if earlier: if notice is given by telephone, when telephoned; if by facsimile transmission, upon confirmed transmission; if by overnight courier, one Business Day after pickup by such courier; if by first class mail, two Business Days after deposit in the mail. All notices shall be sent to the applicable party at the following address:

        If to D&A

                                        1600 Route 110
                                        Farmingdale, NY

        with a copy to:
                                        Julius Herling, Esq.
                                        1025 Westchester Avenue
                                        White Plains, NY 10604

        If to Kenwin:

                                        Kenwin Shops, Inc.
                                        6200 Memorial Drive
                                        Stone Mountain, Georgia
                                        Attn.: President

        with a copy to:

                                        Ferber Greilsheimer Chan & Essner
                                        530 Fifth Avenue
                                        New York, NY 10036
                                        Attn: David Ferber, Esq.

or to such other address as a party shall designate by written notice to the other parties.

        9. EXPENSES, TAXES, ATTORNEYS' FEES, INOEMNIFICATION. Kenwin agrees to pay or cause to be paid, on demand, and to save D&A harmless from and against any liability for the payment of, all out-of-pocket expenses, including but not limited to fees and expenses of counsel for D&A, accounting, due diligence, audit, investigation, examination, travel, lodging and meals, incurred by D&A from time to time arising from or relating to: (a) the negotiation, preparation, execution, delivery, performance and administration of this Agreement and the Related Documents, (b) any requested amendments, waivers or consents to this Agreement or the Related Documents, (c) the administration, preservation and protection of any of D&A's rights under this agreement or the Related Documents, (d) the defense of any claim or action asserted or brought against D&A by any person that arises from or relates to this Agreement, any Related Document, D&A's claims against Kenwin, or any and all matters in connection therewith, (e) the commencement or defense of, or intervention in, any court proceeding arising from or related to this Agreement or any Related Document. Kenwin agrees to indemnify and defend D&A and its directors, officers, agents, employees, affiliates (collectively the "Indemnified Parties") from, and hold each of them harmless against, any and all losses, liabilities, claims, damages, costs or expenses of any nature whatsoever (including reasonable attorneys' fees and amounts paid in settlement) incurred by, imposed upon or asserted against any of them arising out of or by reason of any investigation, litigation or other-wise proceedings brought or threatened relating to, or otherwise arising out of or relating to, the execution of this Agreement or any Related Document, the transactions contemplated hereby or thereby or any Loan or proposed Loan hereunder but excluding any such losses, liabilities, claims, damages, costs or expenses finally judicially determined to have resulted solely from the negligence or misconduct of the indemnified Parties.

        Amounts payable to D&A hereunder shall bear interest if not paid when due at the same rate payable on Loans.

        10. THIS AGREEMENT PARAMOUNT. In the event of any conflict the terms and conditions of this agreement and any Related Documents, the terms and conditions of this agreement shall prevail.

                                                Very truly yours,
                                                KENWIN SHOPS, INC.,


                                                By: /s/ Kenneth Sauer
                                                        Kenneth Sauer
                                                Its: President
 Attest:

 By:  Marlene Dichter
      Marlene Dichter


 Attest:                                        D&A FUNDING CORPORATION

 By:  Evelyn Kelley
      Evelyn Kelley
                                                By: /s/ Donald Weiner
                                                        Donald Weiner
                                                Its:  President

                          D & A FUNDING CORPORATION

                                    NOTE


New York, New York      Date: December 13, 1996


        FOR VALUE RECEIVED, the undersigned, Kenwin Shops, Inc., with principal executive offices at 6200 Memorial Drive, Stone Mountain, Georgia (the "Borrower") promises to pay to the order of D & A Funding Corporation at its principal office at 1600 Route 110, Farmingdale, New York (hereinafter, with any subsequent holder, the "Lender") the aggregate unpaid principal balance of any loans and advances made by the Lender to the Borrower pursuant to the December 1996 Loan Agreement (as such may be amended hereafter, the "Loan Agreement") between the Lender and the Borrower, with interest, at the rate and payable in the manner, stated therein.

        The principal of, and interest on, this Note shall be payable as provided in the Loan Agreement and shall be subject to acceleration as provided therein.

        The Lender's books and records concerning the Lender's loans and advances pursuant to the Loan Agreement, the accrual of interest thereon, and the repayment of such loans and advances, shall be prima facie evidence of the indebtedness to the Lender hereunder.

        No delay or omission by the Lender in exercising or enforcing any of the Lender's powers, rights, privileges, remedies, or discretions hereunder shall operate as a waiver thereof on that occasion nor on any other occasion. No waiver of any default hereunder shall operate as a waiver of any other default hereunder, nor as a continuing waiver.

        The Borrower waives presentment, demand, notice and protest, and also waives any delay on the part of the holder hereof. Each assents to any extension or other indulgence (including, without limitation, the release or substitution of collateral) permitted by the Lender with respect to this Note and/or any collateral given to secure this Note or any extension or other indulgences with respect to any other liability or any collateral given to secure any other liability of the Borrower.

        This Note shall be binding upon the Borrower, its successors, assigns, and shall inure to the benefit of the Lender and its successors and assigns.

        As to default, any occurrence provided for in the Loan Agreement shall constitute a default under this Note.

        Borrower agrees that whenever any attorney is used to collect or enforce this Note or to enforce, declare or adjudicates any rights or obligations under this Note, whether by suit or any other means whatever, a reasonable legal fee shall be payable by Borrower, altogether with all costs and expenses of such collection enforcement or adjudication and shall constitute part of the principal obligation hereunder.

        This Note is delivered to the Lender at the principal offices of the Lender at 1600 Route 110, Farmingdale, New York, shall be governed by the laws of the State of Sew York, and shall take effect as a sealed instrument.

        The Borrower makes the following waiver knowingly, voluntarily. and understands that the Lender, in the establishment and maintenance of the Lender's relationship with the Borrower contemplated by this Note, is relying thereon. THE BORROWER WAIVES ANY PRESENT OR FUTURE RIGHT OF THE BORROWER TO A TRIAL BY JURY IN ANY CASE OR CONTROVERSY IN WHICH THE LENDER IS OR BECOMES A PARTY (WHETHER SUCH CASE OR CONTROVERSY IS INITIATED BY OR AGAINST THE LENDER OR IN WHICH THE LENDER 15 JOINED AS A PARTY LITIGANT), WHICH CASE OR CONTROVERSY ARISES OUT OF, OR IS IN RESPECT TO, ANY RELATIONSHIP BETWEEN THE BORROWER AND THE LENDER.

                                KENWIN SHOPS, INC.


                                By: /s/ Richard Moskowitz
                                Richard Moskowitz

                              KENWIN SHOPS, INC.

                   CALCULATION OF PER SHARE EARNINGS (LOSS)

                                DECEMBER 29, 1996


                                                                     Weighted
                                             Shares         Days      Average
                                  Date    Outstanding   Outstanding   Shares
BASIC EARNINGS PER SHARE

Common shares outstanding
at December 31, 1995            12/31/95     613,472         363      613,472

Issuance of 810 shares
from Plan of Reorganization      8/16/96         810         135          301

Issuance of 350,000 shares
to D&A                          11/21/96     350,000          38       36,639
                                             -------         ---      -------

Shares outstanding at
December 29, 1996                            964,282                  650,412
                                             =======                  =======

Net income (loss) before extraordinary item        $(4,303,930)
   Extraordinary item                                   88,812
                                                   -----------
     Net income (loss)                             $(4,215,118)
                                                   ===========

Net income (loss) before extraordinary item
  per share                                          $(6.62)
Extraordinary item per share                           0.14



                                                     ------
    Net income (loss) per share                      $(6.48)
                                                    =======
PRIMARY EARNINGS PER SHARE:

  INCLUSION OF THESE SECURITIES WOULD BE ANTIDILUTIVE

FULLY DILUTED EARNINGS (LOSS) PER SHARE:

  THERE ARE NO SECURITIES IN THE COMPUTATION OF FULLY DILUTED EARNINGS PER
  SHARE