Form 10KSB/A
period 1996-12-29
KENWIN SHOPS INC
filed 1997-04-21
CIK 55393

U.S. SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                     Form 10-KSB/A

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

	On September 19, 1994, the Company voluntarily filed for bankruptcy protection under Chapter 11 of the federal bankruptcy law in the United States Bankruptcy Court for the Southern District of New York . During the period January 3, 1994 through January 1, 1995, revenues declined from $23,090,064 to $18,510,861, approximately 19.8 % from the same period a year earlier. The quality and attractiveness of the merchandise in the Company's stores did not satisfy consumers' desires, causing the Company to lose customers and sales. In addition, overhead and selling expenses were high and the Company operated numerous stores which were unprofitable. The Company closed 44 underperforming stores during the third and fourth quarters of 1994 in an effort to reduce expenses. Nevertheless, the Company sustained a loss of approximately $2,684,116 for the fiscal year ending January 1, 1995.

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

	The Board entered into discussions with several companies, with a view towards obtaining financing, new merchandise and executive leadership upon terms that were financially acceptable. None of these discussions were successful. Finally, in July, 1996, D&A Funding Corporation
("D&A") was introduced to the Company and the Board entered into discussions with Donald Weiner, the President of D&A.

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

	At the beginning of 1996 the Company maintained its headquarters and warehouse in space which it leased at 4747 Granite Drive, Tucker, Georgia. The Company's headquarters was relocated from Tucker, Georgia to 6200 Memorial Drive, Stone Mountain, Georgia on October 16, 1996. The Company closed its warehouse on October 15, 1996, and began receiving shipment of merchandise directly to its stores from suppliers.

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

	The following table sets forth the high and low prices for the common stock for each quarter from January 2, 1995 through December 29, 1996 as reported by the Amex:

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

        The Company realized a $586,229 gain on the sale of the Company's office and warehouse facility. The major costs incurred with the closing of 44 stores included the write-off of fixed assets, accounts receivable, and lease settlement costs.

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

/s/ GROSS, COLLINS + CRESS, P.C.

Atlanta, Georgia
April 4, 1997

                      	       KENWIN SHOPS, INC.
	                    CONSOLIDATED BALANCE SHEETS

                                                    December 29,   December 31
                                                       1996            1995
                                     ASSETS
CURRENT ASSETS
  Cash (Note 2)                                    $  382,993      $  274,177
  Restricted cash (Note 3)                            419,044         804,009
  Accounts receivable, less allowance for
    doubtful accounts of $560,626 in 1995
    (Notes 2, 3, and 6)                                 -              14,624
  Miscellaneous other accounts receivable              25,935           4,812
  Merchandise inventories                               -           2,042,880
  Prepaid expenses and refundable taxes                34,022         129,632
                                                   ----------      ----------
    TOTAL CURRENT ASSETS                              861,994       3,270,134
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT, at cost (Note 6)
  Land                                                  -               -
  Building and building improvements                    3,632           3,632
  Furniture and fixtures                            2,215,669       2,968,598
  Automobiles                                          91,483          88,434
  Leasehold improvements                              759,837       1,019,907
                                                   ----------      ----------
                                                    3,070,621       4,080,571
  Less accumulated depreciation                     2,382,919       2,946,385
                                                   ----------      ----------
    PROPERTY, PLANT AND EQUIPMENT, net                687,702       1,134,186
                                                   ----------      ----------
OTHER ASSETS
  Cash surrender value of life insurance, net
    of loans of $42,073 and $42,073, respectively
    (Note 5)                                           25,570          25,878
  Deposits                                             46,286          42,994
  Deferred income taxes (Note 4)                        -             183,453
                                                   ----------      ----------
    TOTAL OTHER ASSETS                                 71,856         252,325
                                                   ----------      ----------
      TOTAL ASSETS                                 $1,621,552      $4,656,645
                                                   ==========      ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Bank overdraft                                 $  674,056      $  182,897
    Line of credit  (Note 6)                          406,080           -
    Accounts payable, trade (Note 16)                 741,092         534,129
    Accrued expenses and other liabilities
      (Note 16)                                       478,759         259,470
    Taxes withheld and accrued                         85,608         129,408
    Customers' deposits on layaways                     -              78,489
    Estimated liability for uncollectible
      accounts (Note 3)                               234,842         458,783
    Notes payable, related party (Note 16)            196,834           -
                                                   ----------      ----------
    	TOTAL CURRENT LIABILITIES                   2,817,271       1,643,176
                                                   ----------      ----------

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 in 1996 and
    $1 in 1995, authorized 1,000,000, issued
    964,282 shares in 1996 and 613,472 shares
    in 1995 (Note 8)                                    9,643         613,472
  Additional paid-in capital                        1,601,578         991,819
  Retained earnings                                (1,903,823)      2,311,295
                                                   ----------      ----------
                                                     (292,602)      3,916,586

   Less treasury stock, at cost, 57,122 share         903,117        903,117
                                                   -----------     ----------
        TOTAL STOCKHOLDERS' EQUITY                 (1,195,719)      3,013,469
                                                   ----------      ----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                     $1,621,552      $4,656,645
                                                   ==========      ==========

<FTNOTE>
The accompanying notes are an integral part of these statements.

                            KENWIN SHOPS, INC.

                    CONSOLIDATED STATEMENTS OF INCOME

                                                          Years Ended
                                                  December 29,   December 31,
                                                      1996          1995
                                                   (52 Weeks)    (52 Weeks)
                                                  -----------    ------------
REVENUES
  Retail sales (Note 9)                           $12,682,698    $15,374,665
  Other income, principally finance charges            25,142        541,784
                                                  -----------    -----------
     TOTAL REVENUES                                12,707,840     15,916,449
                                                  -----------    -----------
COSTS AND EXPENSES
  Cost of goods sold, including occupancy
    and distribution expenses                       9,466,090     10,136,236
  Selling, general and administrative expenses      6,862,773      7,183,136
  (Gain) loss on disposal of property and
    equipment                                         254,039       (586,229)
  Depreciation                                        237,497        347,376
  Interest expense                                     62,351        132,268
                                                  -----------    -----------
      TOTAL COSTS AND EXPENSES                     16,882,750     17,212,787
                                                  -----------    -----------
      LOSS BEFORE REORGANIZATION ITEMS,
        INCOME TAX (EXPENSE) BENEFIT AND
        EXTRAORDINARY ITEMS                        (4,174,910)    (1,296,338)

REORGANIZATION ITEMS (Note 11)
  Professional fees                                     -            362,064
  Loss on disposal of assets, closed stores             -              -
  Bad debts on accounts receivable, closed stores       -              -
  Other costs and fees                                  -            165,693
                                                   -----------   -----------
    TOTAL REORGANIZATION ITEMS                          -            527,757

    LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT
      AND EXTRAORDINARY ITEMS                       (4,174,910)   (1,824,095)

INCOME TAX (EXPENSE) BENEFIT (Note 4)                 (129,020)       67,358
                                                   -----------   -----------
      NET LOSS BEFORE EXTRAORDINARY ITEMS           (4,303,930)   (1,756,737)
                                                   -----------   -----------
EXTRAORDINARY ITEMS
  Gain on forgiveness of debt in settlement
    of Chapter 11 bankruptcy, net of tax of
    $848,965 (Note 12)                                   -         1,385,153

  Gain on forgiveness of debt in settlement of
    liability to vendors, net of tax of
    $54,433 (Note 13)                                   88,812         -
                                                   -----------   -----------
       NET LOSS                                    $(4,215,118)  $  (371,584)
                                                   ===========   ===========
NET LOSS PER SHARE (Note 10)
  Net loss before extraordinary items              $     (6.62)  $     (4.04)
  Extraordinary items                                     0.14          3.19
                                                   -----------   -----------
    NET LOSS                                       $     (6.48)  $     (0.85)
                                                   ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES                      650,412       435,025
                                                   ===========   ===========

<FTNOTE>

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

<FTNOTE>

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
                                                  ===========     ===========

<FTNOTE>
The accompanying notes are an integral part of these financial statements.

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

(4)     Income taxes

        The (expense) benefit for income taxes is composed of the following:

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
                                                   ==========      ========

        Deferred income taxes, resulting from temporary differences in the recognition of income and expense for tax and financial reporting purposes, are as follows:

                                                          Years Ended
                                                  December 29,   December 31,
                                                      1996          1995
                                                   (52 Weeks)    (52 Weeks)
                                                  -----------    ------------
        Difference between tax and book:
          Depreciation                            $   36,436      $   25,594
          Allowance for doubtful accounts           (298,135)        109,215
          Basis of merchandise inventories           (51,088)        (19,092)
        Net operating loss carryforward            1,895,517        (538,951)
        Taxes applicable to extraordinary item        54,433         848,965
                                                  -----------      ---------
                                                   1,637,163         425,731
        Change in valuation allowance             (1,766,183)       (358,373)
                                                  -----------      ---------
        Net deferred tax (expense) benefit        $ (129,020)      $  67,358
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

(7)     Lease commitments

      On August 7, 1995, the Company sold its office and warehouse facility located in Tucker, Georgia, for $800,000. On that date, the Company simultaneously entered into a lease agreement with the buyer to lease a portion of the building for three years at an annual rental of approximately $67,340 with a renewal option for an additional three years at an annual rental of approximately $81,400. On October 15, 1996, the Company terminated its Tucker, Georgia, warehouse and office lease agreement. The Company paid $8,000 to obtain a release from all further obligations and responsibilities pertaining to the lease.

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