Form 10QSB
period 1997-03-30
KENWIN SHOPS INC
filed 1997-05-29
CIK 55393

KENWIN SHOPS, INC.
                  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                      For the Quarter Ended March 30, 1997


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
 	                      Washington, D.C. 20549

                          	   Form 10-QSB


	            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	              OF THE SECURITIES EXCHANGE ACT OF 1934

              	           _____________________________


For the Quarter Ended March 30, 1997	Commission file number 1-6680



	KENWIN SHOPS, INC.
___________________________________________________________________________
(Exact name of registrant as specified in its charter)


           New York                             13-5607936
(State or other jurisdiction of		     (I.R.S. Employer
incorporation or organization)	  	    Identification No.)


4900 Highlands Parkway, Smyrna, GA         	  30082
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code     (770) 431-7971


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


As of March 30, 1997, there were 964,282 shares outstanding of the registrant's common stock.





                           KENWIN SHOPS, INC.






                                CONTENTS

				                            Pages

PART I - FINANCIAL INFORMATION

Item 1

	Consolidated Condensed Balance Sheets -
	  March 30, 1997 and December 29, 1996    	        2

	Consolidated Condensed Statements of Income
	  for the Quarters Ended March 30, 1997 and
	  March 31, 1996	                                3

	Consolidated Condensed Statements of Cash Flows
	  for the Quarters Ended March 30, 1997 and
	  and March 31, 1996	                                4

	Notes to Consolidated Condensed Financial Statements	5-6

Item 2
	Management's Discussion and Analysis of
	  Financial Condition and Results of Operations	        7-8


PART II - OTHER INFORMATION	                                9





                     PART I - FINANCIAL INFORMATION
                           KENWIN SHOPS, INC.
            	CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Unaudited)




                                               March 30,       December 29,
                                                  1997            1996
                                 ASSETS

CURRENT ASSETS
  Cash                                        $   451,137      $  382,993
  Restricted cash                                 419,044         419,044
  Miscellaneous other accounts receivable          25,935          25,935
  Prepaid expenses and refundable taxes            31,547          34,022
                                                ---------      ----------
    TOTAL CURRENT ASSETS                          927,663         861,994
                                                ---------      ----------
PROPERTY AND EQUIPMENT, at cost
  Building and building improvements                3,632           3,632
  Furniture and fixtures                        2,215,669       2,215,669
  Automobiles                                      91,483          91,483
  Leasehold improvements                          760,382         759,837
                                               ----------      ----------
                                                3,071,166       3,070,621
Less accumulated depreciation                   2,395,723       2,382,919
                                               ----------      ----------
    PROPERTY AND EQUIPMENT, net                   675,443         687,702
                                               ----------      ----------

OTHER ASSETS
  Cash surrender value of life insurance,
    net of loans of $42,073 at March 30,
    1997, and $42,073 at December 29, 1996         25,570          25,570
  Deposits                                         47,646          46,286
                                               ----------      ----------
TOTAL OTHER ASSETS                                 73,216          71,856
                                               ----------      ----------
TOTAL ASSETS                                   $1,676,322      $1,621,552
                                               ==========      ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                               $  294,905      $  674,056
  Line of credit (Note 3)                         244,295         406,080
  Liability to Bank of Louisiana (Note 8)         462,016           -
  Accounts payable, trade (Note 9)              1,023,868         741,092
  Accrued expenses and other liabilities          283,771         478,759
  Taxes withheld and accrued                       98,985          85,608
  Estimated liability for uncollectible
    accounts                                      234,842         234,842
  Notes payable, related party                    523,783         196,834
                                               ----------      ----------
    TOTAL CURRENT LIABILITIES                   3,166,465       2,817,271

STOCKHOLDERS' EQUITY
  Common stock, par value $.01, authorized
    1,000,000 shares; issued 964,282 shares         9,643           9,643
  Additional paid-in capital                    1,601,578       1,601,578
  Retained deficit                             (2,198,247)     (1,903,823)
                                               ----------      ----------
                                                 (587,026)       (292,602)

  Less treasury stock, at cost, 57,122 shares     903,117         903,117
                                               ----------      ----------
      TOTAL STOCKHOLDERS' EQUITY               (1,490,143)     (1,195,719)
                                               ----------      ----------
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                   $1,676,322      $1,621,552
                                               ==========      ==========

  See accompanying notes to consolidated condensed financial statements.

                     PART I - FINANCIAL INFORMATION
                           KENWIN SHOPS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Unaudited)

                                                  For the Quarters Ended
                                                 March 30,        March 31,
                                                   1997             1996
                                               -----------      ------------

REVENUES
  Retail sales (Note 5)                         $1,914,782      $2,969,107
  Other income                                      15,286          10,181
                                                ----------      ----------
    TOTAL REVENUES                               1,930,068       2,979,288
                                                ----------      ----------

COSTS AND EXPENSES
  Cost of goods sold, including occupancy
    and distribution expenses                    1,223,877       2,034,002
  Selling, general and administrative
    expenses                                       966,142       1,697,953
  Depreciation                                      12,804          72,776
  Interest expense                                  21,669          16,852
                                                ----------      ----------
TOTAL COSTS AND EXPENSES                         2,224,492       3,821,583
                                                ----------      ----------

LOSS BEFORE INCOME TAXES                          (294,424)       (842,295)

INCOME TAXES                                         -               -
                                                ----------      ----------
  NET LOSS                                      $ (294,424)     $ (842,295)
                                                ==========      ==========
  NET LOSS PER SHARE (Note 6)                   $    (0.32)     $    (1.51)
                                                ==========      ==========

  See accompanying notes to consolidated condensed financial statements.

                     PART I - FINANCIAL INFORMATION
                           KENWIN SHOPS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                  For the Quarters Ended
                                                 March 30,        March 31,
                                                   1997             1996
                                               -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $ (294,424)     $ (842,295)
  Adjustments to reconcile net loss to
    net cash provided (used) by operating
    activities
      Depreciation and amortization                 12,804          91,184
      Provision for doubtful accounts                -              50,082
      Changes in assets (increase) decrease
        Customers' accounts receivable, net          -             (67,498)
        Miscellaneous other accounts receivable      -               4,332
        Merchandise inventories                      -              92,148
        Prepaid expenses and refundable taxes        2,475          (8,612)
        Other assets                                (1,360)           (150)
      Changes in liabilities increase (decrease)
        Accounts payable, trade                    282,776         226,182
        Bank overdraft                            (379,151)        (12,861)
        Liability to Bank of Louisiana             462,016           -
        Accrued expenses and liabilities          (194,988)        (50,163)
        Taxes withheld and accrued                  13,377         (18,370)
                                                ----------     -----------
          NET CASH USED BY OPERATING
            ACTIVITIES                             (96,475)      (536,021)
                                                ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment               (545)       (16,210)
                                                ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from bank borrowings                  2,293,300      2,389,000
  Repayments of bank borrowings                 (2,455,085)    (1,656,599)
  Proceeds from related party borrowings           400,000          -
  Repayments of related party borrowings           (73,051)         -
                                                ----------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          165,164        732,401
                                                ----------     ----------

NET INCREASE IN CASH                                68,144        180,170

CASH, BEGINNING OF PERIOD                          382,993        274,177
                                                ----------     ----------
CASH, END OF PERIOD                             $  451,137     $  454,347
                                                ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid during the period               $   27,108     $   16,852
                                                ==========     ==========

  Income taxes paid during the period           $    -         $    -
                                                ==========     ==========


 See accompanying notes to consolidated condensed financial statements.

                           KENWIN SHOPS, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)



Note 1 In the opinion of Kenwin Shops, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of March 30, 1997 and the results of operations for the quarters ended March 30, 1997 and March 31, 1996. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 29, 1996. The results of operations for the quarters ended March 30, 1997 and March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2	There were 79 stores in operation on March 30, 1997 and 102
        stores on March 31, 1996.

Note 3  The Company renewed the loan agreement with Sterling National
        Bank and Trust ("Sterling") on August 21, 1996, for a period through and including June 30, 1997. The original terms of the agreement remain in effect. At March 30, 1997, the Company was in violation of various covenants of its agreement with Sterling. Therefore, the Company was in default of its loan agreement.

Note 4	The following is a summary of the net deferred tax asset and liability accounts recognized in the accompanying consolidated condensed balance sheet as of March 30, 1997:

                                        Quarter Ended      Year Ended
                                        March 30, 1997  December 29, 1996

	Deferred tax assets               $2,979,522       $2,893,110
        Valuation allowance               (2,979,522)      (2,893,110)
                                          ----------       ----------
        Net deferred taxes                $    -           $    -
                                          ==========       ==========

Note 5	Leased department sales included in net sales:

                                 Quarters Ended
                          March 30,         March 31,
                            1997              1996
                          ---------         ---------
                          $ 158,015         $ 208,700
                          =========         =========


Note 6 Shares issuable upon the exercise of stock options have not been included in the earnings per share computations for the quarters ended March 30, 1997 and March 31, 1996, because the effect of such would be antidilutive.

        The weighted average number of common shares entering into the calculation of earnings per share was 907,160 and 556,350 for the quarters ended March 30, 1997 and March 31, 1996, respectively.

Note 7	As presented in the accompanying financial statements, the
        Company incurred losses before income taxes of $294,424 for the quarter ended March 30, 1997.

        The ability of the Company to continue as a going concern is dependent on obtaining adequate funding for the purchase of inventory and the ability of management to return the Company's operations to profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 8 On February 10, 1997, the Company brought action against the Bank of Louisiana seeking damages in the amount of $750,000 for breach of contract and defamation of trade name. The Bank of Louisiana is countersuing claiming damages in an unspecified amount for the Company's alleged breaches of the agreement. Due to the early stages of this litigation, it is not possible to predict the outcome or estimate a potential contingency or gain from the suit.

        The Company has been making collections on the accounts receivable which were sold to the Bank of Louisiana. Until the suit is settled, the collections are shown as a liability on the balance sheet. At March 30, 1997, the amount collected and due to the Bank of Louisiana was $462,016.

Note 9 Included in trade accounts payable is an amount due to D&A Funding Corporation, a related party, for merchandise sold on consignment. The balance due to D&A Funding Corporation at March 30, 1997, is $987,723.

Note 10	Certain items in 1996 have been reclassified in the accompanying financial statements in order to conform with the 1997 presentation.

                           KENWIN SHOPS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


        Net sales decreased $1,054,325 (35.5%) for the quarter ended March 30, 1997, as compared to the corresponding 1996 period. Management estimates that the decrease is primarily due to 23 fewer stores in operation. Additionally, same store sales declined as compared to the prior year. Management attributes the bulk of this decrease to the actions by the Bank of Louisiana resulting in litigation being filed by the Company (See Note 8 to the Financial Statements).

        Cost of goods sold, including occupancy and distribution expenses as a percentage of sales, declined to 63.9% for the quarter ended March 30, 1997, from 68.5% for the quarter ended March 31, 1996. The decrease is primarily due to improvements in merchandising strategies.

        Selling, general and administrative expenses ("SG&A") decreased $731,811 (43.1%) for the quarter ended March 30, 1997 as compared to the corresponding 1996 period. This decrease was principally due to fewer stores in operation for the quarter and management's determination to bring operating costs under control.

        Interest expense is primarily the result of short-term bank borrowings and note payable to D&A Funding Corporation.

        Increasing operating losses, despite the Company's continued effort to reduce operating costs, resulted in the closing of 12 additional stores as of May 29, 1997.

                           KENWIN SHOPS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities as well as an available line of credit with a bank for short-term borrowings are the Company's primary sources of liquidity and capital. The increase in cash for the quarter ended March 30, 1997 is attributable to the additional borrowings from the bank and D&A Funding Corporation, plus the collections on the Bank of Louisiana's accounts receivable and additional bank borrowings.

        The line of credit for short-term borrowings and the anticipated funds from operations are current financial resources available to the Company which are expected to be adequate to finance the foreseeable capital and operating requirements.

        The following items measure the Company's ability to meet its short-term obligations:

                                     March 30, 1997    December 29, 1996

        Working capital               $(2,238,802)          $(1,955,277)

        Working capital ratio              (0.3)                 (0.3)

                      PART II - OTHER INFORMATION

                           KENWIN SHOPS, INC.




Item 1, Legal Proceedings

On February 10, 1997, the Company brought action against the Bank of Louisiana seeking damages in the amount of $750,000 for breach of contract and defamation of trade name. The Bank of Louisiana is countersuing claiming damages in an unspecified amount for the Company's alleged breaches of the agreement. Due to the early stages of this litigation, it is not possible to predict the outcome or estimate a potential contingency or gain from the suit.


Item 2, Changes in Securities

	Not applicable.


Item 3, Defaults by the Company on its Senior Securities.

Part (a). At December 29, 1996 and March 30, 1997, the Company was in violation of various covenants of its loan agreement with Sterling. Therefore, the Company was in default of its loan agreement as of March 30, 1997.


Item 4, Submission of Matters to a Vote of Security Holders

	Not applicable.


Item 5, Other Information

	Not applicable.


Item 6(b), Reports on Form 8-K

No Form 8-K, Current Report, forms were filed during the quarter ended March 30, 1997.

                               SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




				KENWIN SHOPS, INC.
				(Registrant)

Date:  May 29, 1997             /s/ Donald Weiner
                                ----------------------------
				Donald Weiner, President


Date:  May 29, 1997             /s/ Richard Pedton
                                -----------------------------
                                Richard Pedone, Treasurer