Form 10-Q
period 1997-06-29
KENWIN SHOPS INC
filed 1997-08-28
CIK 55393

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB


	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended June 29, 1997	Commission file number 1-6680


	KENWIN SHOPS, INC.




	(Exact name of registrant as specified in its charter)


New York                       				13-5607936
(State or other jurisdiction of				(I.R.S. Employer
incorporation or organization)				Identification No.)


4900 Highlands Parkway, Smyrna, GA      		 30082
(Address of principal executive offices)		(Zip Code)


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


	As of June 29, 1997, there were 964,282 shares outstanding of the registrant's common stock. The Company held 57,122 of these shares as treasury stock.





                                  -1-

                       PART I - FINANCIAL INFORMATION
                             KENWIN SHOPS. INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                          June 29,   December 29,
                                            1997         1996
                                        (Unaudited)
                 ASSETS
CURRENT ASSETS:
  Cash                                     $100,411     $382,993
  Restricted cash                           419,044      419,044
  Miscellaneous other accounts receivabl     25,935       25,935
   Prepaid expenses and refundable taxes     23,093       34,022
         TOTAL CURRENT ASSETS               568,482      861,994

PROPERTY AND EQUIPMENT, at cost
   Building and building improvements         3,632        3,632
   Furniture and Fixtures                 2,220,051    2,215,669
   Automobiles                               86,983       91,483
   Leasehold improvements                   768,672      759,837
                                          3,079,338    3,070,621
          PROPERTY AND EQUIPMENT, net       670,811      687,702

OTHER ASSETS
  Cash surrender value of life insurance, net of
     loans of $42,073 at June 29, 1997 and $42,073
     at December 29, 1996                    25,570       25,570
   Deposits                                  44,537       46,286
           TOTAL OTHER ASSETS                70,107       71,856

                                         $1,309,400   $1,621,552

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                           $148,981     $674,056
  Line of credit (Note 3)                   324,382      406,080
  Liability for Debt Collections (Note 8)   517,366            0
  Accounts payable, trade (Note 9)        1,239,508      741,092
  Accrued expenses and other liabilities    300,124      478,759
  Taxes withheld and accrued                 73,519       85,608
   Estimated liability for uncollectible    234,842      234,842
   Notes Payable, related party             425,117      196,834
       TOTAL CURRENT LIABILITIES          3,263,839    2,817,271

STOCKHOLDERS' EQUITY
  Common stock - par value $.01 per share,
   authorized 1,000,000 shares; issued 964,282 Shares:
                                              9,643        9,643
  Additional paid-in capital              1,601,578    1,601,578
  Retained earnings (deficit)            (2,662,543)  (1,903,823)
                                         (1,051,323)    (292,602)
   Less treasury stock, at cost, 57,122     903,117      903,117
    TOTAL STOCKHOLDERS' EQUITY           (1,954,439)  (1,195,719)

    TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY             $1,309,400   $1,621,552
                                 -2-

                    PART I - FINANCIAL INFORMATION
                           KENWIN SHOPS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (UNAUDITED)


                                     For Six  Months Ending
                                       June 29,      June 30,
                                         1997          1996

REVENUES
    Retail Sales (Note 5)              $3,481,043    $6,637,021
    Other Income                           35,995        13,580
            TOTAL REVENUES              3,517,038     6,650,601

COSTS AND EXPENSES
    Cost of goods sold, including
    occupancy and
    distribution expenses               2,398,442     4,198,137
    Selling, general and administration 1,789,633     3,442,228
    Depreciation                           25,608       145,862
    Interest expense                       62,075        30,369
            TOTAL COSTS AND EXPENSES    4,275,758     7,816,596

LOSS BEFORE INCOME TAXES                 (758,721)   (1,165,995)

INCOME TAXES                                   --      (183,453)

           NET LOSS                     ($758,721)  ($1,349,448)

           NET  LOSS PER SHARE (Note 6)    ($0.84)       ($2.43)

                       PART I - FINANCIAL INFORMATION
                            KENWIN SHOPS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (UNAUDITED)


                                     For the Quarter Ended
                                       June 29,      June 30,
                                         1997          1996

REVENUES
    Retail Sales (Note 5)              $1,566,261    $3,667,914
    Other Income                           16,945         3,399
            TOTAL REVENUES              1,583,206     3,671,313

COSTS AND EXPENSES
    Cost of goods sold, including occupancy and
        distribution expenses           1,174,566     2,164,135
    Selling, general and administration   819,728     1,744,275
    Depreciation                           12,804        73,086
    Interest expense                       40,406        13,517
            TOTAL COSTS AND EXPENSES    2,047,503     3,995,013

LOSS BEFORE INCOME TAXES                 (464,297)     (323,700)

INCOME TAXES                                  --       (183,453)

           NET LOSS                     ($464,297)    ($507,153)

           NET  LOSS PER SHARE (Note 6)    ($0.51)       ($0.91)

                     PART I - FINANCIAL INFORMATION
                          KENWIN SHOPS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                          For the Six Months Ended
                                            June 29,     June 30,
                                                 1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                  ($758,721) ($1,349,448)
  Adjustments to reconcile net loss to net cash
   provided  (used) by operating activities
       Depreciation and amortization           25,608      181,814
       Provision for doubtful accounts           --        183,240
       Changes in assets (increase) decrease
           Deferred  income Taxes, net                     183,453
          Customers' accounts receivable,net     --         92,870
           Miscellaneous other accounts receivable--          0
           Merchandise inventories               --        365,176
           Prepaid expenses and refundable     10,929      (35,445)
           Other assets                         1,749         (150)
       Changes in liabilities increase (decrease)
            Accounts payable, trade           498,416     (127,635)
            Bank overdraft                   (525,075)      43,155
            Liability to Bank of Louisiana    517,366         -
            Accrued expenses and liabilitities(178,635)    (101,955)
            Taxes withheld and accrued        (12,089)     (47,363)
               NET CASH USED BY OPERATING
                  ACTIVITIES                 (420,451)    (612,288)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment     (8,717)     (27,842)
     Proceeds from sale of property and eq          0        2,572
              NET CASH USED BY INVESTING
              ACTIVITIES                       (8,717)     (25,270)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from bank borrowing           3,906,141    4,807,000
     Repayments of bank borrowings         (3,987,839)  (4,073,456)
     Proceeds from related party borrowing    400,000        -
     Repayments of related party borrowing   (171,717)       -
              NET CASH PROVIDED BY FINANCING
              ACTIVITIES                      146,586      733,544

NET INCREASE IN CASH                         (282,583)      95,986

CASH,  BEGINNING OF PERIOD                    382,993     $274,177

CASH, END OF PERIOD                          $100,410     $370,163


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      Interest paid during  the period        $34,967      $30,369
      Income taxes paid during the period       --            -

                           KENWIN SHOPS, INC.

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


Note 1 In the opinion of Kenwin Shops, Inc. (the "Company"), the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the financial position as of June 29, 1997 and the results of operations for the quarters ended June 29, 1997 and June 30, 1996. These statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-QSB for the year ended December 29, 1996. The results of operations for the quarters ended June 29, 1997 and June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2   There were 57 stores in operation on June 29, 1997 and
         102 stores on June 30, 1996.

Note 3 The Company ammended the loan agreement with Sterling National Bank and Trust ("Sterling") on February 4, 1997, for a period through and including June 30, 1997. The original terms of the agreement remain in effect as the Company and Sterling have agreed to retire the outstanding balance of $324,382 and not to make future draws on the loan. The Company currently does not have a lending agreement other than what is being provided through D&A Funding.

Note 4 The following is a summary of the net deferred tax asset and liability accounts recognized in the accompanying consolidated condensed balance sheet as of June 29, 1997.

                                          Six Months Ended      Year Ended
                                            June 29,1997    December 29,1996

            Deferred tax assets             $ 2,979,522       $ 2,893,110
            Valuation allowance              (2,979,522)       (2,893,110)
                  Net deferred taxes        $     -           $     -

Note 5	Leased department sales included in net sales:

				      Six Months Ended
                                 June 29,             June 30,
                                   1997                  1996

                                $  309,216          $  532,800

                          KENWIN SHOPS, INC.

	NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


Note 6	Shares issuable upon the exercise of stock options have
        not been included in the earnings per share computations for the quarters ended June 29, 1997 and June 30, 1996, because the effect of such would be antidilutive.

        The weighted average number of common shares entering into the calculation of earnings per share was 907,160 and 556,350 for the quarters ended June 29, 1997 and June 30, 1996, respectively.

Note 7	As presented in the accompanying financial statements,
        the Company incurred losses before income taxes of $758,721 for the six months ended June 29, 1997.

        The ability of the Company to continue as a going concern is dependent on obtaining adequate funding for the purchase of inventory and the ability of management to return the Company's operations to profitability. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 8	On February 10, 1997, the Company brought action against
        the Bank of Louisiana seeking unspecified damages for breach of contract and defamation of trade name. The Bank of Louisiana is countersuing claiming damages in an unspecified amount for the Company's alleged breaches of the agreement. Due to the early stages of this litigation, it is not possible to predict the outcome or estimate a potential contingency or gain from the suit.

        Liability for debt collection represents monies collected on credit card debt subject to the resolution of the suit.

Note 9	Included in trade accounts payable is an amount due to
        D&A Funding Corporation, a related party, for merchandise sold on consignment. The balance due to D&A
        Funding Corporation at June 29, 1997, is $1,254,185.

Note 10	Certain items in 1996 have been reclassified in the
        accompanying financial statements in order to conform with the 1997 presentation

                          KENWIN SHOPS, INC.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                        RESULTS OF OPERATIONS


	Net sales decreased $2,101,653 (57.3%) for the quarter ended June 29, 1997, as compared to the corresponding 1996 period. For the six months, net sales declined $3,155,978 (47.6%) compared to the same period last year. Management estimates that the decrease is primarily due to 45 fewer stores in operation. Additionally, same store sales declined as compared to the prior year.
Management attributes the bulk of this decrease to the actions by the Bank of Louisiana resulting in litigation being filed by the Company (See Note 8 to the Financial Statements).

	Cost of goods sold, including occupancy and distribution expenses as a percentage of sales increased to 75.0% for the quarter ended June 29, 1997, from 59.0% for the quarter ended June 30, 1996. For the six months, these expenses increased to 68.9% from 63.3% last year. The increase is primarily due to store closing liquidation sales held during the quarter.

	Selling, general and administrative expenses ("SGA") decreased $925,149 (53.0%) for the quarter ended June 29, 1997 as compared to the corresponding 1996 period. For the six months, SG&A declined $1,799,695 (42.9%) compared to last year. This decrease was principally due to fewer stores in operation for the quarter and management's determination to bring operating costs under control.

	Interest expense is primarily the result of short-term bank borrowings and notes payable to D&A Funding Corporation.

                            KENWIN SHOPS, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                    LIQUIDITY AND CAPITAL RESOURCES


	Cash provided by operating activities as well as short-term borrowing from D&A Funding are the Company's primary sources of liquidity and capital. The decrease in cash for the six months ended June 29, 1997 is attributable to the repayments to the bank and D&A Funding Corporation, less the collections on the credit card debt receivable.

	The short-term borrowings available from D&A Funding and the anticipated funds from operations are current financial resources available to the Company which are expected to be adequate to finance the foreseeable capital and operating requirements.

	The following items measure the Company's ability to meet its short-term obligations:

                                 June 29,1997       December 29,1997

	Working capital		$(2,695,357)		$(1,955,277)

	Working capital ratio 	       (0.2)		       (0.3)

                     PART II - OTHER INFORMATION

                          KENWIN SHOPS, INC.



Item 1, Legal Proceedings

On February 10, 1997, the Company brought action against the Bank of Louisiana seeking damages for breach of contract and defamation of trade name. The Bank of Louisiana is countersuing claiming damages in an unspecified amount for the Company's alleged breaches of the agreement. Due to the early states of this litigation, it is not possible to predict the outcome or estimate a potential contingency or gain from the suit.



Item 2, Changes in Securities

Not applicable.



Item 3, Defaults by the Company on its Senior Securities

Part (a). At December 29, 1996 and June 29, 1997, the Company was in violation of various covenants of its loan agreement with Sterling. Therefore, the Company was in default of its loan agreement as of June 29, 1997.

The Company and Sterling agreed not to renew the Loan Agreement which expired June 30, 1997, and to a repayment schedule to retire the outstanding balance.



Item 4, Submission of Matters to a Vote of Security Holders

Not applicable.



Item 5, Other Information

Not applicable



Item 6(b), Reports on Form 8-K

No Form 8-K, Current Report, forms were filed during the quarter ended June 29, 1997.

                                SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        KENWIN SHOPS, INC.
                                        (Registrant)



Date:   August 28, 1997   		/S/Donald Weiner
                                        Donald Weiner, President



Date:   August 28, 1997   		/S/Richard Pedone
                                        Richard Pedone, Treasurer